Form 10KSB
period 1992-12-31
CHATHAM INTERNATIONAL INC
filed 1997-04-01
CIK 876158

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                  For the fiscal year ended: December 31, 1992

                       Commission File number: 33-41063-A

                           CHATHAM INTERNATIONAL, INC.
             ---------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Florida                                            59-2960590
 -------------------------------                          ----------------------
(State or Other Jurisdiction                             (I.R.S. Employer
 of incorporation or organization)                        Identification Number)

3816 West Linebaugh Avenue, Suite 408, Tampa, FL                     33624
------------------------------------------------                   --------
    (Address of principal Executive Offices)                      (Zip Code)

Registrant's telephone number, including area code:(813-960-0557)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

                     Common Stock, $.001 Par Value per Share
                     ---------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year. $0

Transitional Small Business Disclosure Format:

                    Yes  [ ]    No   [X]

As of December 31, 1992,  740,268 shares of common stock were  outstanding.  The
aggregate  market  value  of  the  Stock  held  by   non-affiliates  of  Chatham
International, Inc. was none.

Documents incorporated by reference: (1) The Company's Registration Statement on Form S-18 (33-41063-A).

                                     Part I

Item 1. Business.

General

Chatham International, Inc., ("the Company") a Florida corporation was organized in May 25, 1988 as Cornerstone Capital, Inc. and the name was changed on September 22, 1990. It completed an initial public offering which commenced on November 14, 1991, comprised of 16,268 shares of Common Stock and One Zero Coupon U.S. Treasury-Backed Obligation ("USTBO") with a maturity value of $1,000 at a price of $1,000. The Registrant offered a maximum of 3,000 units and a minimum of 75 units on a best efforts basis. The underwriter for the offering was Boe and Company formerly known as SBV Securities, Inc. A total of 98 units was sold and net proceeds were $67,770. The Company closed its offering May 14, 1992 due to inadequate capital.

The Company intended upon completion of the public offering, to commence operations as an export management company and provide a range of business services and assistance to manufacturers desiring to do business in foreign markets. The Company is presently in the developmental stage. The Company has been unsuccessful to date in achieving any business operations due to inadequate capital.

Services

         None.

Competition

Since the Company has no identified business it may be in competition with many companies of greater experience, financial resources, and established business.

Employees and Consultants

The Company presently has five employees, its Chairman of the Board/Treasurer, Thomas L. McCrimmon; President, Kenneth Smart; Vice President, Bertram E. Cutler; Vice President, Sue Thomas; and Secretary, Dawn King. These officers intend to devote such time as necessary to the business affairs of the Company.

Presently, none of the officers receive salaries, however, they are reimbursed for their expenses incurred in their services as officers. There is no provision for any additional bonuses or benefits. The Company anticipates that in the near future it may enter into employment agreements with its officers. Although Directors do not receive compensation for their services they may be reimbursed for expenses incurred in attending Board meetings. The officers and directors did not receive salaries during 1992; but, they did receive 180,000 common shares as compensation for services.

Item 2. Properties.

The Company maintains its corporate office at 3816 West Linebaugh Avenue, Suite 408, Tampa, Florida 33624 under an informal arrangement with the Company's Chairman of the Board. This space is deemed adequate for the foreseeable future.

Item 3. Legal Proceedings.

The Company is not a party to any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders within thee year covered by this report, through solicitation of proxies or otherwise.

                                     Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

The outstanding registered securities of Chatham International, Inc. are not now presently traded on any exchange.

                           Common Stock              Common Stock
1992                       Bid High                  Bid Low
----------------------------------------------------------------

1st Quarter                n/a                       n/a
2nd Quarter                n/a                       n/a
3rd Quarter                n/a                       n/a
4th Quarter                n/a                       n/a

The Company anticipates its shares will trade over the counter by market makers who have not as yet quoted a specific bid or ask price. Quotations, if made, represent only prices between dealers and do not include retail markups, markdowns or commissions and accordingly, may not represent actual transactions. The Company estimates that as of December 31, 1992, there are approximately 110 stockholders of the Company's shares.

No dividends have been declared or paid by the Company and presently intends to retain all future earnings, if any, to finance the expansion and development of its business.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition

During fiscal year 1992, the Company continued to be a development stage entity and as yet has posted no sales or revenues except dividends earned from investments.

Financial Condition and Changes in Financial Condition

No operations were conducted and no revenues were generated in the fiscal year although the company received $604 in interest income in 1992 as compared with $150 in 1991. The Company at year end had $30,779 in cash, and no other significant assets. The Company at year end would have needed cash infusions from shareholders to provide capital, or loans from any sources, for any significant business venture.

Liquidity and Capital Assets.

The Company's primary source of liquidity since inception has been from funds raised during its initial capitalization. During fiscal 1992, cash received from the public offering was adequate to fund operations. The Company will rely on the funds raised from the initial public offering for meeting ongoing expenses during the next year.

The Company's cash position increased from $3,757 at December 31, 1991 to $30,779 as of December 31, 1992. The increase in cash resulted primarily from funds resulting from the public company.

Results of Operations - 1992

Expenses during 1992 consisted of attorney and accounting fees, travel costs of $11,833, rent costs of $9,316, filing fees, bad debt of $14,469, consulting fees of $12,047 and general operating expenses associated with the Company's public offering and investigating several import opportunities. As of December 31, 1992 the Company has no material commitments for capital expenditures.

During the fiscal year ended December 31, 1992, the Company incurred $54,009 general and administrative expenses, and $550 in interest expense, for a total net after income of $604, of $53,955 in operating loss. In 1991 the Company incurred $9,028 in General and Administrative expenses, for a net loss on operations of $8,878 after $150 of interest income. At present, the Company has no business income or business operations. Accordingly, the reported financial information herein may not be indicative of future operating results.


Item 7. Financial Statements and Supplemental Data.

Attached hereto and filed as part of this Form 10-K are the financial statements required by Regulation SB. Please refer to pages F-1 through F-10.

Item 8. Changes in and Disagreements on Accounting and Financial Disclosure.

In connection with audits of two most recent fiscal years and any interim period preceding resignation, no disagreements exist with any former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused him to make reference in connection with his report to the subject matter of the disagreement(s).

                                    Part III

Item 9. Directors and Executive  Officers of the Registrant and Compliance  with
Section 16(a).

The directors and executive officers of the Company as of December 31, 1992, are as follows:**

     Name                   Age             Position Held
     ----                   ---             -------------

Thomas L. McCrimmon          49        Chairman of the Board/Treasurer, Director
Kenneth Smart                56        President
Bertram E. Cutler            66        Vice President/Director
Sue Thomas                   54        Vice President
Dawn King                    39        Secretary/Director

Thomas L. McCrimmon (age 49) Chairman of the Board, Treasurer and Director. Mr. McCrimmon has served the Company since its inception in May, 1988. Mr. McCrimmon has been involved in merger and acquisition work and management consulting to private and public companies since 1976. From 1976 - 1984 he was the founder and owner of Bay Business Consultants, Tampa, FL and was a business broker and consultant. Mr. McCrimmon has been the President and a founder of Florida Hi-Tech Capital, Inc., Tampa, Florida a privately held financial management consulting firm from 1984 to present. From 1988 - April, 1990, Mr. McCrimmon was President of Paragon Acquisitions Group, Inc. a publicly held company which merged with Sun Up Foods, Inc., Benton, Kentucky, in April, 1990. Sun Up processes citrus juice concentrate for resale. In September, 1990, Sun Up Foods, Inc. filed for protection from its creditors under Federal bankruptcy laws, as of the date hereon, the case was still pending final judgement at year end. Mr. McCrimmon is also President and Director (1988 - March, 1991) of Baystar Capital, Inc. a public offering which was acquired by American Clinical Labs, Inc. a holding company which seeks to acquire medical laboratories and medical clinics. Mr. McCrimmon is also President and a Director of Strategic Ventures, Inc. (1987 - present), an offering which was completed in August, 1989 under the name of Sci Tech Ventures, Inc. which was changed pursuant to the annual stockholders meeting May, 1991. Strategic Ventures, Inc. is presently a holding company which is actively seeking a merger candidate. Mr. McCrimmon is also the President of Source Capital, Inc. (1988 - 1991) which was an inactive subsidiary of Strategic Ventures, Inc. During 1984, Mr. McCrimmon was President of Cinema Cafes USA, Inc. a private company which sought to franchise the concept of movie theaters with expanded food concessions. Cinema Cafes USA, Inc. attempted a public offering of common stock however, the offering was unsuccessful. Mr. McCrimmon intends to devote only part time to the business needs of the Company.

Kenneth Smart (age 56) President. Mr. Smart has served the Company as President since 1990. Since 1979 Mr. Smart has practiced private accounting as a principle and Chairman of The Smart Group, A.C. and its predecessors Ken Smart and Associates, A.C. (1979 - 1986) and Smart, Rayburn & Associates, (1986 - 1990). In addition, Mr. Smart has participated in various business conferences related to financing, export and reporting requirements for government agencies. Mr. Smart holds a Bachelor of Business Administration from Marshall University, Huntington, West Virginia, (1965) and completed graduate studies work at Marshall University, Huntington, West Virginia. Mr. Smart will devote only part of his time to the business affairs of the Company.

Bertram E. Cutler (age 66) Vice President, Director. Mr. Cutler has served as Vice President and Director of the Company since its inception, May, 1988. From 1985 to present Mr. Cutler has been a licensed insurance agent and the President of Wall Street Mall Agency, Inc., a firm specializing in marketing programs for the insurance industry. Previously, Mr. Cutler was co- founder and a consultant to Career Development, Corp., an executive search firm with offices in Atlanta and Washington, D.C. (1972-1985). From 1987 - present he has been Vice President and Director of Strategic Ventures, Inc. (formerly Sci Tech Ventures, Inc.) a public company which is negotiating to acquire acquisition candidates. Mr. Cutler is also the Vice President of Source Capital, Inc. (1988 - 1991) which was an inactive subsidiary of Strategic Ventures, Inc. Mr. Cutler intends to spend only part time on the business of the Company.

Sue Thomas (age 54) Vice President, Marketing. Ms. Thomas has served the Company as Vice President of Marketing since 1990. From 1976 through 1988 Ms. Thomas has been involved in public relations, bookings and business management for Huntington Civic Center and also Memorial Field House, each located in
Huntington, West Virginia. Ms. Thomas was responsible for all business, personnel matters, banking, promotions, booking events and complete facility budgets. During Ms. Thomas' affiliation at the Huntington Civic Center she reported directly to the mayor and served as a member of his staff. Since 1989 Ms. Thomas has worked as an independent business consultant with clients such as City of Huntington, WV, Huntington Civic Center and Urban Renewal Authority, Huntington, WV. Ms. Thomas will devote only part of her time to the business of the Company.

Dawn King (age 39) Secretary, Director. Ms. King has served as Secretary and Director of Chatham International since 1988. Ms.King is also President of Package Shippers, Inc. (1983 - Present), a licensor of package shipping services designed for small to medium size independent retailers which has shipping drop-off locations throughout Florida. Package Shippers specializes in small shipments within the U.S. and Canada of personal and business items. Other services include packing, carrier selection and customs documentation and clearance. Ms. King is also a major stockholder of Strategic Ventures, Inc. (formerly Sci Tech Ventures, Inc.) an investment holding company which was formed in 1987 and is presently seeking an acquisition. During 1984, Ms. King was Vice President of Cinema Cafes USA, Inc. a private company which sought to franchise the concept of movie theaters with expanded food concessions. Cinema Cafes USA, Inc. attempted a public offering of common stock however, the offering was unsuccessful. From 1977 - 1983 Ms. King was a commission sales person with Montgomery Ward. Ms. King holds a Bachelor Degree in Business Administration and Marketing from Florida State University (1977). Ms. King will devote only part of her time to the business of the Company.

Directors of the Company hold office until the next annual meeting of the shareholders and until their successors have been elected and qualified.

Officers of the Company are elected by the Board of Directors at the first meeting after each annual meeting of the Company shareholders and hold office until their death, or until they shall resign or have been removed from office.

Section 16(a) Reporting Delinquencies

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the Securities and Exchange Commission and NASDAQ. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) filings.

     1. The following persons did not file reports under Section 16(a) during the most recent fiscal year or prior years:

         a.       Thomas McCrimmon                   Chairman and Director
         b.       Dawn King                          Secretary and Director
         c.       Bertram E. Cutler                  Vice President and Director
         d.       Kenneth Smart                      President and Director
         e.       Sue Thomas                         Vice President

         2.       For each person, listed by subparagraph letter above:

Number of late                  Number of                           Known failures
reports                         transactions not                    to file forms
                                reported on a timely basis
--------------                  --------------------------          --------------


a.       1991 to 1992(2)        None                                i) Annual Form 5(x2)

b.       1991 to 1992(2)        None                                i) Annual Form 5(x2)

c.       1991 to 1992 (2)       None                                i) Annual Form 5(x2)

d.       1991 to 1992(2)        None                                i) Annual Form 5(x2)

e.       1991 to 1992 (2)       None                                i) Annual Form 5(x2)

Item 10. Executive Compensation.

     The Company recorded a total of $9,000 as consulting expenses for services rendered by the executive officers to the Company in all capacities during the 1992 fiscal year. No one executive officer received, or has accrued for his benefit, in excess of $60,000 for the year. No cash bonuses were or are to be paid to such persons.

     The Company does not have any employee incentive stock option plans.

     There are no plans pursuant to which cash or non-cash compensation was paid or distributed during the last fiscal year, or is proposed to be paid or distributed in the future, to the executive officers of the Company. No other compensation not described above was paid or distributed during the last fiscal year to the executive officers of the Company. There are no compensatory plans or arrangements, with respect to any executive office of the Company, which result or will result from the resignation, retirement or any other termination of such individual's employment with the Company or from a change in control of the Company or a change in the individual's responsibilities following a change in control.

                    SUMMARY COMPENSATION TABLE OF EXECUTIVES

                                            Annual Compensation                              Awards
                                   ---------------------------------------------------       ------

Name and                Year       Consulting Fees        Bonus        Other Annual          Restricted Stock       Securities
Principal Position                 ($)                    ($)          Compensation ($)      Award(s)               Underlying
                                                                                             ($)                    Options/
                                                                                                                        SARs (#)
------------------      ----       ---------------        -----        ---------------       -----------------      ----------

                        1990       0                      0            0                     0                      0
Tom                     1991       0                      0            0                     0                      0
McCrimmon,
Chairman                1992       3,750*                 0            0                     0                      0

                        1990       0                      0            0                     0                      0
Ken Smith,              1991       0                      0            0                     0                      0
President               1992       0                      0            0                     0                      0

                        1990       0                      0            0                     0                      0
Bertram E.              1991       0                      0            0                     0                      0
Cutler, V.P.            1992       1,500*                 0            0                     0                      0

                        1990       0                      0            0                     0                      0
Sue Thomas,
Vice
President,
Marketing               1991       0                      0            0                     0                      0
                        1992       0                      0            0                     0                      0

Dawn King,              1990       0                      0            0                     0                      0
Secretary,
Director                1991       0                      0            0                     0                      0
                        1992       3,750*                 0            0                     0                      0

* Designates value of services rendered for which restricted common stock shares
totalling   180,000  were  issued  (See  "Certain   Relationships   and  Related
Transactions"). The shares had no market value at the time of the award.

     Option/SAR Grants Table (None)

     Aggregated Option/SAR Exercises in Last Fiscal Year an FY-End Option/SAR value (None)

     Long Term Incentive Plans - Awards in Last Fiscal Year (None)

                   DIRECTOR COMPENSATION FOR LAST FISCAL YEAR

(Except for compensation of Officers who are also Directors which Compensation is listed in Summary Compensation Table of Executives)

                                    Cash Compensation                           Security Grants
                                  --------------------------            ---------------------------------
Name                              Annual             Meeting            Consulting              Number of          Number of
                                  Retainer           Fees ($)           Fees/Other              Shares (#)         Securities
                                  Fees ($)                              Fees ($)                                   Underlying
                                                                                                                   Options/SARs (#)
-----                             -------            --------           ----------              ---------          ---------------

A. Director                       0                  0                  0                       0                  0
Thomas L.
McCrimmon
B. Director Kenneth               0                  0                  0                       0                  0
Smart
C. Director Bertram E.            0                  0                  0                       0                  0
Cutler
D. Director                       0                  0                  0                       0                  0
Sue Thomas
E. Director                       0                  0                  0                       0                  0
Dawn King

Item 11. Security Ownership of Management and Beneficial Owners.

The following table sets forth information, as of December 31, 1992, with respect to the beneficial ownership of the Company's $.001 par value common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock, and the beneficial ownership of the company's common stock by management of the company.


Stock Title                Name and Address                   Amount of Beneficial               Percentage
of Class                   of Beneficial Owner                Ownership                          of Class
-----------                -------------------                --------------------               ----------
Common                     Thomas L.                          195,000                            26%
                           McCrimmon
                           Chairman and Director
                           3816 West Linebaugh
                           Tampa, FL 33624

Common                     Kenneth Smart                      56,666                             7.6%
                           President and Director
                           1101 6th Ave
                           Huntington, WV 25710

Common                     Bertram E. Cutler                  120,000                            16%
                           Vice Presiden/Secretary
                           and Director
                           3816 West Linebaugh
                           Tampa, FL 33624

Common                     Sue Thomas (1)                     41,667                             5.6%
                           Vice President and Director
                           1303 Cheshire Lane
                           Bel Aire, MD 21014

Common                     Dawn R. King                       165,000                            22.8%
                           Secretary and Director
                           3816 West Linebaugh
                           Tampa, FL 33624


                           All Officers and                   578,333                            78%
                           Directors as a Group
                           (5 Persons)

(1) Sue Thomas and Charles Thomas are unaffiliated shareholders.

(2) The above table assumes the non-exercise of 48,900 shares reserved for the Underwriter's Warrant and the 400,000 shares reserved for stock purchase warrants held by insiders.

Item 12. Certain Relationships and Related Transactions.

     On October 9, 1992, the Company issued 180,000 shares of its common stock for services rendered valued at $9,000 to Thomas L. McCrimmon, (75,000 shares), Bertram E. Cutler (30,000 shares) and Dawn R. King (75,000 shares) all of whom are officers, directors and shareholders of the Corporation.

                                     Part IV

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following exhibits and financial statement schedules are filed as exhibits to this Report:

1. Financial Statements of the Registrant are included under Item 8 hereof.

2. Financial Statement Schedules - None

3. Exhibits:

Exhibit #         Description                        Location
3.1               Articles of Incorporation          Exhibit to Registration
                                                     Statement filed November
                                                     14, 1991 by Registrant on
                                                     Form S-18

3.2               Bylaws of Registrant               Exhibit to Registration
                                                     Statement filed November
                                                     14, 1991 by Registrant on
                                                     Form S-18

4.1               Form of Stock Certificate          Exhibit to Registration
                                                     Statement filed November
                                                     14, 1991 by Registrant on
                                                     Form S-18

4.2               Form of Warrant Certificate        Exhibit to Registration
                                                     Statement filed November
                                                     14, 1991 by Registrant on
                                                     Form S-18

27.1              Financial Data Schedule


(b) Reports on Form 8-K. There were no reports on Form 8-K for the twelve month period ended December, 1992.

(c) Proxy Statements. There were no proxy statements or annual reports sent to stockholders during the period covered herein.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant had duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Tampa, State of Florida on this 24th day of March, 1997.

Chatham International, Inc.

By:      \s\Thomas L. McCrimmon
         ------------------------------------------
         Thomas L. McCrimmon, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

       Signature                    Title                         Date

\s\ Thomas L. McCrimmon             Chairman of the Board         March 24, 1997
-----------------------
Thomas L. McCrimmon                 Treasurer
                                    Chief Financial
                                    Officer, Director


\s\Bertram E. Cutler                Vice President                March 24, 1997
--------------------
Bertram E. Cutler                   Director

ALESSANDRI & ALESSANDRI, P.A.
----------------------------
CERTIFIED PUBLIC ACCOUNTANTS



                          INDEPENDENT AUDITORS' REPORT

Chatham International, Inc.
Tampa, Florida

     We have audited the accompanying balance sheets of Chatham International, Inc., (a development stage company) as of December 31, 1992 and 1991, and the related statements of operations, stockholders' equity, and cash flows for the years then ended, and for the period from May 25, 1988 (inception) to December 31, 1992. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of Chatham International, Inc. as of December 31, 1992 and 1991, and the results of its operations and its cash flows for the years then ended, and for the period from May 25, 1988 (inception) to December 31, 1992 in conformity with generally accepted accounting principles.

     As described in the notes to the financial statements, Chatham International, Inc. ( the "Company") was formed to pursue the business of import/export management. Presently, the Company has not realized revenues, and additional financing may be required.



/s/ Alessandri & Alessandri, P.A.

ALESSANDRI & ALESSANDRI, P.A.
July 10, 1996

                           Accountants & Consultants
               5121 Ehrlich Road Suite 106-B Tampa, Florida 33624
                         (813) 969-1995 (813) 960-2740

                           CHATHAM INTERNATIONAL, INC.
                          (a development stage company)
                                 BALANCE SHEETS
                           DECEMBER 31, 1992 and 1991


                                                                       1992          1991
                                                                       ----          ----
ASSETS

Cash .............................................................   $ 30,779    $  3,757
Note Receivable ..................................................                  1,500
Other Assets - (net of amortization) .............................        119         179
Deferred Offering Costs ..........................................                  5,184
                                                                     --------    --------
TOTAL ............................................................   $ 30,898    $ 10,620
                                                                     ========    ========
LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES:
Accounts Payable .................................................               $    900
Notes Payable to Shareholder .....................................   $  6,048
                                                                     --------    --------
STOCKHOLDERS' EQUITY:
Preferred Stock - $.001 par value;
10,000,000 shares authorized; none
issued and outstanding ...........................................          0

Common Stock - $.001 par value; 100,000,000 shares
 authorized; shares issued and outstanding - 1992 -
   740,268 shares; 1991 - 544,000 ................................        740         544
Paid in Capital ..................................................     89,755      20,866
Accumulated deficit during the
 development stage ...............................................    (65,645)    (11,690)
                                                                     --------    --------
Total Stockholders' Equity .......................................     24,850       9,720
                                                                     --------    --------
TOTAL ............................................................   $ 30,898    $ 10,620
                                                                     ========    ========

                       See Notes to Financial Statements.


                           CHATHAM INTERNATIONAL, INC.
                          (a development stage company)
                            STATEMENTS OF OPERATIONS
                 FOR THE PERIOD FROM ORGANIZATION (MAY 25, 1988)
                  TO DECEMBER 31, 1992, AND FOR THE YEARS ENDED
                           DECEMBER 31, 1992 and 1991


                                                                     Cummulative from
                                                                     date of inception to
                                               1992          1991    December 31, 1992
                                               ----          ----    --------------------

REVENUES ...............................   $       0    $       0    $       0

OPERATING EXPENSES
Bank Charges ...........................         216            3          265
Bad Debt ...............................      14,469                    14,469
Legal & Accounting .....................       1,660        2,995        5,574
Consulting .............................      12,047        2,525       15,472
Amortization ...........................          59           59          177
Transfer Agent .........................       2,361                     2,361
Office Supplies ........................       1,987          818        3,797
Rent ...................................       9,316        2,628       11,944
Travel .................................      11,833                    12,333
Licenses ...............................          61                       141
Miscellaneous
Telephone
                                            --------      -------     --------

Total Operating Expenses ...............      54,009        9,028       66,533

INTEREST INCOME ........................         604          150        1,438

INTEREST EXPENSE .......................         550                       550
                                            --------      -------     --------

NET INCOME (LOSS) ......................   ($ 53,955)      (8,878)   ($ 65,645)
                                            ========      =======     ========

EARNINGS (LOSS) PER SHARE...............   ($   0.09)      (0.017)

Weighted Average Number
of Shares Outstanding ..................     594,068      526,301
                                            ========      =======


                       See Notes to Financial Statements.

                           CHATHAM INTERNATIONAL, INC.
                          (a development stage company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE PERIOD FROM ORGANIZATION (MAY 25, 1988)
                  TO DECEMBER 31, 1992, AND FOR THE YEARS ENDED
                           DECEMBER 31, 1992 and 1991

                                                       Common         Stock    Paid In      Retained
                                                       Shares           $      Capital      Earnings
                                                       ------         -----    -------      --------
Balance, May 25, 1988
(date of organization)

Proceeds from issuance of common stock ..............    269,000    $    269   $ 17,591

Net Income ..........................................                                            54
                                                       ---------      ------    -------     -------

Balance, December 31, 1989 ..........................    269,000         269     17,591          54

Net Loss ............................................                                        (2,866)

Proceeds from issuance of common stock...............    165,000         165      1,485

Common Stock issued for services ....................     90,000          90        810
                                                       ---------      ------    -------     -------

Balance, December 31, 1990 ..........................    524,000         524     19,886      (2,812)

Common Stock issued for services ....................     20,000          20        980

Net Loss ............................................                                        (8,878)
                                                       ---------      ------    -------     -------

Balance, December 31, 1991 ..........................    544,000         544     20,866     (11,690)

Proceeds from sale of common stock ..................     16,268          16     67,753

Common Stock issued for services ....................    180,000         180      8,820

Write off of deferred offering costs ................                            (7,684)

Net Loss ............................................                                       (53,955)
                                                       ---------      ------    -------     -------

Balance, December 31, 1992 ..........................    740,268    $    740   $ 89,755   ($65,645)
                                                       =========      ======    =======     =======


                       See Notes to Financial Statements.


                           CHATHAM INTERNATIONAL, INC.
                          (a development stage company)
                             STATEMENT OF CASH FLOWS
                 FOR THE PERIOD FROM ORGANIZATION (MAY 25, 1988)
                  TO DECEMBER 31, 1992, AND FOR THE YEARS ENDED
                           DECEMBER 31, 1992 and 1991



                                                                              Cumulative from
                                                                              date of inception to
                                                           1992       1991    December 31, 1992
                                                           ----       ----    --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss) .................................     ($53,955)  ($ 8,878)      ($65,645)

Add (Subtract) items Not Affecting Cash:
     Amortization .................................           59         59           (119)
     Write Off of Note Receivable .................        1,500
     Common Stock Issued for Services .............        9,000                    10,900
     Increase in Note Receivable ..................                  (1,500)
     Increase in Deferred Offering Costs ..........                  (5,184)
     Increase in Accounts Payable .................                     900
     Decrease in Accounts Payable .................         (900)
                                                         -------    -------        -------
Net Cash From Operating Activities ................      (44,296)   (14,603)       (54,864)
                                                         -------    -------        -------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:

Proceeds from Notes Payable .......................        6,047                     6,047
Proceeds from Sale of Common Stock ................       65,271      1,000         79,596
                                                         -------    -------        -------
Net Cash From (To) Investing Activities ...........       71,318      1,000         85,643
                                                         -------    -------        -------

INCREASE (DECREASE) IN CASH .......................       27,022    (13,603)        30,779

CASH AND CASH EQUIVALENTS - BEGINNING .............        3,757     17,360              0
                                                         -------    -------        -------
CASH AND CASH EQUIVALENTS - ENDING ................      $30,779      3,757       $ 30,779
                                                         =======    =======        =======


Supplemental disclosures of cash flow information:
     No cash has been paid for interest or taxes.

Supplemental schedule of non-cash investing and financing activities:
     The Company has issued 180,000 for services rendered.



                       See Notes to Financial Statements.

                           CHATHAM INTERNATIONAL, INC.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1992 AND 1991
--------------------------------------------------------------------------------


NOTE 1 - ORGANIZATION:

Chatham International, Inc. ("Company") was organized originally as Cornerstone Capital, Inc., under the laws of the State of Florida as a corporation on May 25, 1988. On September 22, 1990 the Company changed its' name to Chatham International, Inc.

The Company is in the development stage, and activities have included the arranging of an offering of common stock and warrants to the public, and the business of import/export management. Business operations have not resulted in revenues since the date of organization.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

USE OF ESTIMATES - The preparation of a balance sheet in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the balance sheet and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS - For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

INCOME TAXES - No provisions or tax benefit from the accumulated tax loss carry forwards has been recognized because the Company has not commenced operations. As of December 31, 1992 the Company had approximately $66,000 of tax loss carry forwards. Because of the nature of the tax loss carry forwards, the deductibility of such, if operations are commenced, will be limited each year.

The provision (benefit) for income taxes is based on the pre-tax earnings (loss) reported in the financial statements, adjusted for transactions that may never enter into the computation of income taxes payable. A deferred tax liability or asset is recognized for the estimated future tax effect attributable to temporary differences in the recognition of income and expenses for financial statement and income tax purposes. A valuation allowance is provided in the event that the tax benefits are not expected to be realized. At December 31, 1992, the valuation allowance was equal to the benefit from the tax loss carry forwards, because there is no assurance that the benefit will be realized.

NOTE 3 - PUBLIC OFFERING:

The Company offered a maximum of 3,000 units to the public at a proposed offering price of $1,000 per unit. Each unit consisted of 166 shares of the Company's common stock, and a U.S. Treasury-backed Zero Coupon obligation which will have a value of $1,000 at maturity. Each U.S. Treasury-backed Zero Coupon obligation will be purchased from the offering proceeds at an estimated cost of $200 by the underwriter of the proposed public offering, in the name of the unit holder.

An offering price of $1,000 per unit has been arbitrarily determined by the Company. The offering is on a best efforts all or none basis, for the first 75 units, which if not sold within 90 days of the effective date, plus any extensions thereof, of the public offering, will be refunded to the purchasers without interest. The balance of the offering of 2,925 units is on a best efforts basis.

The Company entered into an agreement with SBV Securities, Inc., ("Underwriter") which provided for the issuance and sale of the proposed public offering. Subject to the sale of the minimum offering of 75 units, the agreement provides for the Company to pay the Underwriter a $100 per unit sales commission and an allowance equal to two and one-half percent of the gross offering price of $1,000 per unit.

Ninety-eight units of the offering were sold in 1992. The Company received net proceeds of $67,770, from the sales of the units after deduction of brokers' commissions and the cost of the Zero Coupon Obligation, as discussed above.

The agreement also allows the Underwriter to purchase a maximum of 49,800 warrants for a total price of $498.00. These warrants will be exercisable over a four year period commencing one year from the effective date of the proposed public offering at an exercise price of $7.20 per share. Such warrants expire in 1996.

The purpose of the offering was to provide funds to the Company to enter the business of import/export management. As of December 31, 1992, the Company had not realized revenues since the date of organization.

NOTE 4 - NOTES PAYABLE

The founder and major shareholder of the Company has from time to time, loaned funds to the Company under a number of notes payable of varying amounts. As of December 31, 1992, the notes totaled $6,048, including accrued interest. All of the notes payable bear interest at the rate of 10% per annum and are either currently due or past due.

NOTE 5 - COMMON & PREFERRED STOCK

PREFERRED STOCK - The Company has been authorized to issue 10,000,000 shares of preferred stock with a par value of $.001 per share. No shares had been issued as of December 31, 1992.

COMMON STOCK - The Company has been authorized to issue 100,000,000 shares of common stock with a par value of $.001 per share.

NOTE 6 - WARRANTS

During 1989 the Company sold "units" to certain stockholders. Such units consisted of one share of common stock and three warrants for the purchase of one share of common stock each at an exercise price of $6.50 each for a period of 18 months from the date of the prospectus. As of December 31, 1991 there were warrants outstanding of 400,000.
Such warrants have expired.

NOTE 7 - RELATED PARTY

The Company has utilized the office space and related facilities of one of its founders, and has reimbursed such founder for certain expenses under an informal arrangement.