Form 10KSB
period 1993-12-31
CHATHAM INTERNATIONAL INC
filed 1997-04-01
CIK 876158

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                  For the fiscal year ended: December 31, 1993

                       Commission File number: 33-41063-A

                           CHATHAM INTERNATIONAL, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Florida                                       59-2960590
 --------------------------------                      ----------------------
(State or Other Jurisdiction                          (I.R.S. Employer
 of incorporation or organization)                     Identification Number)

3816 West Linebaugh Avenue, Suite 408, Tampa, FL                  33624
------------------------------------------------                --------
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

As of December 31, 1993, 3,555,268 shares of common stock were outstanding.  The
aggregate  market  value  of  the  Stock  held  by   non-affiliates  of  Chatham
International, Inc. was none.

Documents incorporated by reference: (1) The Company's Registration Statement on Form S-18 (33-41063-A).

                                     Part I

Item 1. Business.

General

Chatham International, Inc., ("the Company") a Florida corporation was organized in May 25, 1988 as Cornerstone Capital, Inc. and the name was changed on September 22, 1990. It completed an initial public offering which commenced on November 14, 1991, comprised of 16,268 shares of Common Stock and One Zero Coupon U.S. Treasury-Backed Obligation ("USTBO") with a maturity value of $1,000 at a price of $1,000. The Registrant offered a maximum of 3,000 units and a minimum of 75 units on a best efforts basis. The underwriter for the offering was Boe and Company formerly known as SBV Securities, Inc. A total of 98 units was sold and net proceeds were $67,770. The Company closed its offering May 14, 1992.

The Company intended upon completion of the public offering, to commence operations as an export management company and provide a range of business services and assistance to manufacturers desiring to do business in foreign markets. The Company is presently in the developmental stage. The Company has been unsuccessful to date in achieving any business operations.

Services

None.

Competition

Since the Company has no identified business it may be in competition with many companies of greater experience, financial resources, and established business.

Employees and Consultants

The Company presently has no paid employees, and its Chairman of the Board/President, Thomas L. McCrimmon and Secretary, Bertram E. Cutler serve on an as needed basis. These officers intend to devote only such time as necessary to the business affairs of the Company.

Presently, none of the officers receive salaries, however, they are reimbursed for their expenses incurred in their services as officers. There is no provision for any additional bonuses or benefits. The Company anticipates that in the near future it may enter into employment agreements with its officers. Although Directors do not receive compensation for their services they may be reimbursed for expenses incurred in attending Board meetings. The officers and directors did not receive salaries during 1992; but, they did receive 3,000,000 common shares as compensation for services.

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

                           Common Stock              Common Stock
1992                       Bid High                  Bid Low
----------------------------------------------------------------

1st Quarter                n/a                       n/a
2nd Quarter                n/a                       n/a
3rd Quarter                n/a                       n/a
4th Quarter                n/a                       n/a


                           Common Stock              Common Stock
1993                       Bid High                  Bid Low
----------------------------------------------------------------

1st Quarter                n/a                       n/a
2nd Quarter                n/a                       n/a
3rd Quarter                n/a                       n/a
4th Quarter                n/a                       n/a

The Company anticipates its shares will trade over the counter by market makers who have not as yet quoted a specific bid or ask price. Quotations, if made, represent only prices between dealers and do not include retail markups, markdowns or commissions and accordingly, may not represent actual transactions. The Company estimates that as of December 31, 1993, there are approximately 110 stockholders of the Company's shares.

No dividends have been declared or paid by the Company and presently intends to retain all future earnings, if any, to finance the expansion and development of its business.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition

During fiscal year 1993, the Company continued to be a development stage entity and posted no sales or revenues.

Financial Condition and Changes in Financial Condition

No business operations were conducted and no revenues were generated in the fiscal year 1993 whereas the company received $248 in interest income in 1993 and $604 in 1992. The Company at year end had $122 in cash, compared with $30,779 at December 31, 1992, and no other significant assets. The Company at year end would have needed cash infusions from shareholders to provide capital, or loans from any sources, for any significant business venture.

Liquidity and Capital Assets.

The Company's primary source of liquidity since inception has been from funds raised during its initial capitalization. During fiscal 1992, cash received from the public offering was adequate to fund operations. In 1993 the Company's cash position decreased from $30,779 as of December 31, 1992 to $122 at December 31, 1993. The decrease in cash resulted primarily from costs of maintaining a public company and general and administrative expenses.

Results of Operations - 1993

Expenses during 1993 consisted of attorney and accounting fees of $6,187, travel costs of $3,747, rent costs of $11,050, consulting fees of $3,240 and general operating expenses associated with investigating several business opportunities. As of December 31, 1993 the Company has no material commitments for capital expenditures.

During the fiscal year ended December 31, 1993, the Company incurred $30,455 in general and administrative expenses, and $510 in interest expense, for a total net after interest income of $248, of $30,717 in operating loss. In 1992, the company incurred $54,009 in general and administrative expenses, and $550 in interest expense, for a total, net after interest income of $604, of $53,955 in operating loss. In 1991 the Company incurred $9,028 in General and Administrative expenses, for a net loss from operations of $8,878 after interest income of $150. At present, the Company has no business income or business operations. Accordingly, the reported financial information herein may not be indicative of future operating results.

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

                                    Part III

Item 9. Directors and Executive  Officers of the Registrant and Compliance  with
Section 16(a).

The directors and executive officers of the Company as of December 31, 1993, are as follows:**

         Name                       Age              Position Held

Thomas L. McCrimmon                 50               Chairman of the
                                                     Board/President, Director
Bertram E. Cutler                   67               Secretary/Director

Thomas L. McCrimmon (age 50) Chairman of the Board, President and Director. Mr. McCrimmon has served the Company since its inception in May, 1988 as President, Treasurer, and Chairman of the Board. Mr. McCrimmon has been involved in merger and acquisition work and management consulting to private and public companies since 1976. From 1976 - 1984 he was the founder and owner of Bay Business Consultants, Tampa, FL and was a business broker and consultant. Mr. McCrimmon has been the President and a founder of Florida Hi-Tech Capital, Inc., Tampa, Florida a privately held financial management consulting firm from 1984 to present. From 1988 - April, 1990, Mr. McCrimmon was President of Paragon Acquisitions Group, Inc. a publicly held company which merged with Sun Up Foods, Inc., Benton, Kentucky, in April, 1990. Sun Up processes citrus juice concentrate for resale. In September, 1990, Sun Up Foods, Inc. filed for protection from its creditors under Federal bankruptcy laws, as of the date hereon, the case was still pending final judgement at year end. Mr. McCrimmon is also President and Director (1988 - March, 1991) of Baystar Capital, Inc. a public offering which was acquired by American Clinical Labs, Inc. a holding company which seeks to acquire medical laboratories and medical clinics. Mr. McCrimmon is also President and a Director of Strategic Ventures, Inc. (1987 - present), an offering which was completed in August, 1989 under the name of Sci

Tech Ventures, Inc. which was changed pursuant to the annual stockholders meeting May, 1991. Strategic Ventures, Inc. is presently a holding company which is actively seeking a merger candidate. Mr. McCrimmon is also the President of Source Capital, Inc. (1988 - 1991) which was an inactive subsidiary of Strategic Ventures, Inc. During 1984, Mr. McCrimmon was President of Cinema Cafes USA, Inc. a private company which sought to franchise the concept of movie theaters with expanded food concessions. Cinema Cafes USA, Inc. attempted a public offering of common stock however, the offering was unsuccessful. Mr. McCrimmon intends to devote only part time to the business needs of the Company.

Bertram E. Cutler (age 67) Vice President, Director. Mr. Cutler has served as Vice President or Secretary and Director of the Company since its inception, May, 1988. From 1985 to present Mr. Cutler has been a licensed insurance agent and the President of Wall Street Mall Agency, Inc., a firm specializing in marketing programs for the insurance industry. Previously, Mr. Cutler was co-founder and a consultant to Career Development, Corp., an executive search firm with offices in Atlanta and Washington, D.C. (1972-1985). From 1987 - present he has been Vice President and Director of Strategic Ventures, Inc. (formerly Sci Tech Ventures, Inc.) a public company which is negotiating to acquire acquisition candidates. Mr. Cutler is also the Vice President of Source Capital, Inc. (1988 - 1991) which was an inactive subsidiary of Strategic Ventures, Inc. Mr. Cutler intends to spend only part time on the business of the Company.

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

     1. The following persons did not file reports under Section 16(a) during the most recent fiscal year:

         a.       Thomas McCrimmon                   Chairman and Director
         b.       Dawn King                          Former Officer/Director
         c.       Bertram E. Cutler                  Secretary and Director
         d.       Kenneth Smart                      Former Officer/Director
         e.       Sue Thomas                         Former Officer/Director

     2. For each person, listed by subparagraph letter above:

Number of late                      Number of               Known failures
reports                             transactions not        to file forms
                                    reported on a
                                    timely basis

a.       1991 to 1993(3)            None                    i) Annual Form 5(x3)

b.       1991 to 1993(3)            None                    i) Annual Form 5(x3)

c.       1991 to 1993 (3)           None                    i) Annual Form 5(x3)

d.       1991 to 1993(3)            None                    i) Annual Form 5(x3)

e.       1991 to 1993 (3)           None                    i) Annual Form 5(x3)


Item 10. Executive Compensation.

     The Company recorded a total of $5,000 as consulting expenses for services rendered by the executive officers to the Company in all capacities during the 1993 fiscal year. No one executive officer received, or has accrued for his benefit, in excess of $60,000 for the year. No cash bonuses were or are to be paid to such persons.

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


                                     SUMMARY COMPENSATION TABLE OF EXECUTIVES

                                            Annual Compensation                                   Awards
                                       -----------------------------                              ---------------
Name and Principal       Year          Consulting Fees       Bonus         Other Annual           Restricted Stock       Securities
Position                               ($)                   ($)           Compensation ($)       Award(s)               Underlying
                                                                                                  ($)                    Options/
                                                                                                                         SARs (#)
------------------       ----          ---------------       ------        ---------------        ----------------       ----------
Tom                      1991          0                     0             0                      0                      0
McCrimmon, Chairman      1992          3,750*                0             0                      0                      0
                         1993          3,300**               0             0                      0                      0

Ken Smith,               1991          0                     0             0                      0                      0
Former Officer
& Director               1992          0                     0             0                      0                      0
                         1993          0                     0             0                      0                      0

Bertram E.               1991          0                     0             0                      0                      0
Cutler,
Secretary                1992          1,500*                0             0                      0                      0
                         1993          1,700**

Sue Thomas,              1991          0                     0             0                      0                      0
Former Officer
& Director               1992          0                     0             0                      0                      0
                         1993          0                     0             0                      0                      0

Dawn King,               1991          0                     0             0                      0                      0
Former Officer
& Director               1992          3,750*                0             0                      0                      0
                         1993          0                     0             0                      0                      0


* Designates 180,000 shares of common stock, exchanged for services rendered.

**Restricted common stock shares totalling 3,000,000 were issued for the services rendered valued at $5,000. (See "Certain Relationships and Related Transactions"). The shares had no market value at the time of the award.

     Option/SAR Grants Table (None)

     Aggregated Option/SAR Exercises in Last Fiscal Year an FY-End Option/SAR value (None)

     Long Term Incentive Plans - Awards in Last Fiscal Year (None)

                   DIRECTOR COMPENSATION FOR LAST FISCAL YEAR

(Except for compensation of Officers who are also Directors which Compensation is listed in Summary Compensation Table of Executives)

                                               Cash Compensation                     Security Grants
                                         ---------------------------          ----------------------------
Name                                     Annual             Meeting           Consulting            Number          Number of
                                         Retainer           Fees ($)          Fees/Other            of              Securities
                                         Fees ($)                             Fees ($)              Shares          Underlying
                                                                                                    (#)             Options/SARs
                                                                                                                    (#)
------                                   --------           ---------         ----------            -------         ------------

A. Director                              0                  0                 0                     0               0
Thomas L. McCrimmon
B. Former Director Kenneth               0                  0                 0                     0               0
Smart
C. Director Bertram E.                   0                  0                 0                     0               0
Cutler
D. Former Director                       0                  0                 0                     0               0
Sue Thomas
E. Former Director                       0                  0                 0                     0               0
Dawn King


Item 11. Security Ownership of Management and Beneficial Owners.

The following table sets forth information, as of December 31, 1993, with respect to the beneficial ownership of the Company's $.001 par value common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock, and by current officers and directors of the Company.

Stock Title                Name and Address                   Amount of Beneficial               Percentage
of Class                   of Beneficial Owner                Ownership                          of Class
-----------                -------------------                --------------------               ----------
Common                     Thomas L.                          2,195,000                          61.7%
                           McCrimmon
                           Chairman and Director
                           3816 West Linebaugh
                           Tampa, FL 33624




Stock Title                Name and Address                   Amount of Beneficial               Percentage
of Class                   of Beneficial Owner                Ownership                          of Class
-----------                -------------------                --------------------               ----------
Common                     Bertram E. Cutler                  1,120,000                          31.5%
                           Vice President/Secretary
                           and Director
                           3816 West Linebaugh
                           Tampa, FL 33624

                           All Officers and                   3,315,000                          93.2%
                           Directors as a Group
                           (2 Persons)

The above table assumes the non-exercise of 48,900 shares reserved for the Underwriter's Warrant and the 400,000 shares reserved for stock purchase warrants held by insiders.

Item 12. Certain Relationships and Related Transactions.

     On February 28, 1993, the Company issued 3,000,000 shares of its common stock for services rendered valued at $5,000 to Thomas L. McCrimmon, (2,000,000 shares), and Bertram E. Cutler (1,000,000 shares) all of whom are officers, directors and shareholders of the Corporation.

     On December 20, 1993, the Company  cancelled  165,000 shares issued to Dawn
R. King for failure of consideration.

                                    Part IV

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following exhibits and financial statement schedules are filed as exhibits to this Report:

1. Financial Statements of the Registrant are included under Item 8 hereof.

2. Financial Statement Schedules - None

3. Exhibits:

Exhibit #         Description                          Location
---------         -----------                          --------
3.1               Articles of Incorporation            Exhibit to Registration
                                                       Statement filed November
                                                       14, 1991 by Registrant on
                                                       Form S-18

3.2               Bylaws of Registrant                 Exhibit to Registration
                                                       Statement filed November
                                                       14, 1991 by Registrant on
                                                       Form S-18

Exhibit #         Description                          Location
---------         -----------                          ---------
4.1               Form of Stock Certificate            Exhibit to Registration
                                                       Statement filed November
                                                       14, 1991 by Registrant on
                                                       Form S-18

4.2               Form of Warrant Certificate          Exhibit to Registration
                                                       Statement filed November
                                                       14, 1991 by Registrant on
                                                       Form S-18

27.1              Financial Data Schedule

(b) Reports on Form 8-K. There were no reports on Form 8-K for the twelve month period ended December, 1993.

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

Chatham International, Inc.

By:      \s\Thomas L. McCrimmon
         -----------------------------------------
         Thomas L. McCrimmon, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

         Signature                  Title                         Date
         ---------                  -----                         ----

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

ALESSANDRI & ALESSANDRI, P.A.
-----------------------------
CERTIFIED PUBLIC ACCOUNTANTS



                          INDEPENDENT AUDITORS' REPORT

Chatham International, Inc.
Tampa, Florida

     We have audited the accompanying balance sheets of Chatham International, Inc., (a development stage company) as of December 31, 1993 and 1992, and the related statements of operations, stockholders' equity, and cash flows for the yeas then ended, and for the period from May 25, 1988 (inception) to December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of Chatham International, Inc. as of December 31, 1993 and 1992, and the results of its operations and its cash flows for the years then ended, and for the period from May 25, 1988 (inception) to December 31, 1993 in conformity with generally accepted accounting principles.

     As described in the notes to the financial statements, Chatham International, Inc. ( the "Company") was formed to pursue the business of import/export management and render service to business expecting to conduct international operations. Presently, the Company has not realized revenues, and additional financing may be required.

/s/ Alessandri & Alessandri, P.A.
ALESSANDRI & ALESSANDRI, P.A.
July 10, 1996

                           Accountants & Consultants
               5121 Ehrlich Road Suite 106-B Tampa, Florida 33624
                         (813) 969-1995 (813) 960-2740

                           CHATHAM INTERNATIONAL, INC.
                          (a development stage company)
                                 BALANCE SHEETS
                           DECEMBER 31, 1993 and 1992


                                                                   1993       1992
                                                                   ----       ----

ASSETS

Cash .......................................................   $    122    $ 30,779

Other Assets - (net of amortization) .......................         60         119
                                                                -------     -------

TOTAL ......................................................   $    182    $ 30,898
                                                                =======     =======

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES:
Notes Payable to Shareholder ...............................   $  6,159    $  6,048
                                                                -------     -------
STOCKHOLDERS' EQUITY:
Preferred Stock - $.001 par value;
10,000,000 shares authorized; none
issued and outstanding .....................................          0           0

Common Stock - $.001 par value; 100,000,000 shares
 authorized; shares issued and
 outstanding - 1992 -
 740,268 shares; 1993 - 3,555,268 shares ...................      3,555         740
Paid in Capital ............................................     86,830      89,755
Accumulated deficit during the
development stage ..........................................    (96,362)    (65,645)
                                                                -------     -------

Total Stockholders' Equity .................................     (5,977)     24,850
                                                                -------     -------
TOTAL ......................................................   $    182    $ 30,898
                                                                =======     =======



                       See Notes to Financial Statements.

                           CHATHAM INTERNATIONAL, INC.
                          (a development stage company)
                            STATEMENTS OF OPERATIONS
                 FOR THE PERIOD FROM ORGANIZATION (MAY 25, 1988)
                  TO DECEMBER 31, 1993, AND FOR THE YEARS ENDED
                           DECEMBER 31, 1993 and 1992

                                                                                             Cummulative from
                                                                                             date of inception
                                                       1993                   1992           December 31, 1993
                                                       ----                   ----           -----------------

REVENUES ......................................  $         0             $         0             $         0

OPERATING EXPENSES
Bank Charges ..................................          319                     216                     584
Bad Debt ......................................                               14,469                  14,469
Legal & Accounting ............................        6,187                   1,660                  11,761
Consulting ....................................        3,240                  12,047                  18,712
Amortization ..................................           59                      59                     237
Transfer Agent ................................        2,361                   2,361
Office Supplies ...............................        1,358                   1,987                   5,156
Rent ..........................................       11,050                   9,316                  22,994
Travel ........................................        3,747                  11,833                  16,080
Licenses ......................................          222                      61                     363
Miscellaneous .................................        2,008                                           2,008
Telephone .....................................        2,265                                           2,265
                                                  ----------               ----------             ----------
         Total Operating Expenses .............       30,455                  54,009                  96,988

INTEREST INCOME ...............................          248                     604                   1,686

INTEREST EXPENSE ..............................          510                     550                   1,060
                                                  ----------               ----------             ----------
NET INCOME (LOSS) .............................  ($   30,717)            ($   53,955)            ($   96,362)
                                                  ==========               ==========             ==========


EARNINGS (LOSS) PER SHARE .....................  ($    0.009)            ($     0.09)

Weighted Average Number
of Shares Outstanding .........................    3,511,761                 594,068
                                                  ==========               ==========




                       See Notes to Financial Statements.

                           CHATHAM INTERNATIONAL, INC.
                          (a development stage company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE PERIOD FROM ORGANIZATION (MAY 25, 1988)
                  TO DECEMBER 31, 1993, AND FOR THE YEARS ENDED
                           DECEMBER 31, 1993 and 1992
                                                                  Common               Stock              Paid In        Retained
                                                                  Shares                 $                Capital        Earnings
                                                                  ------               -----              -------        --------
Balance, May 25, 1988
(date of organization)

Proceeds from issuance of common stock .................           269,000         $      269         $   17,591

Net Income .............................................                                                                      54
                                                                 ---------           --------           --------        --------
Balance, December 31, 1989 .............................           269,000                269             17,591              54

Net Loss ...............................................                                                                  (2,866)

Proceeds from issuance of common stock .................           165,000                165              1,485

Common Stock issued for services .......................            90,000                 90                810
                                                                 ---------           --------           --------        --------
Balance, December 31, 1990 .............................           524,000                524             19,886          (2,812)

Common Stock issued for services .......................            20,000                 20                980

Net Loss ...............................................                                                                  (8,878)
                                                                 ---------           --------           --------        --------
Balance, December 31, 1991 .............................           544,000                544             20,866         (11,690)

Proceeds from sale of common stock .....................            16,268                 16             67,753

Common Stock issued for services .......................           180,000                180              8,820

Write off of deferred offering costs ...................                                                  (7,684)

Net Loss ...............................................                                                                 (53,955)
                                                                 ---------           --------           --------        --------
Balance, December 31, 1992 .............................           740,268                740             89,755         (65,645)

Cancellation of common stock ...........................          (185,000)              (185)            (4,925)

Common Stock issued for services .......................         3,000,000              3,000              2,000

Net Loss ...............................................                                                                 (30,717)
                                                                 ---------           --------           --------        --------
Balance, December 31, 1993 .............................         3,555,268         $    3,555         $   86,830      ($  96,362)
                                                                 =========           ========           ========        ========

See Notes to Financial Statements.


                           CHATHAM INTERNATIONAL, INC.
                          (a development stage company)
                             STATEMENT OF CASH FLOWS
                 FOR THE PERIOD FROM ORGANIZATION (MAY 25, 1988)
                  TO DECEMBER 31, 1993, AND FOR THE YEARS ENDED
                           DECEMBER 31, 1993 and 1992

                                                                                                                 Cumulative from
                                                                                                               date of inception to
                                                                                  1993                1992     December 31, 1993
                                                                                  ----                ----     --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss) .................................................            ($30,717)            ($53,955)        ($96,362)

Add items Not Affecting Cash:
     Amortization .................................................                  59                   59              (60)
     Write Off of Note Receivable .................................                                    1,500
     Common Stock Issued for Services .............................               5,000                9,000           15,900
     Cancellation of Common Stock .................................              (5,110)                               (5,110)

Decrease in Accounts Payable ......................................                                     (900)
                                                                               --------             --------         --------
Net Cash From Operating Activities ................................             (30,768)             (44,296)         (85,632)
                                                                               --------             --------         --------
CASH FLOWS FROM (TO) INVESTING ACTIVITIES:

Proceeds from Notes Payable .......................................                 111                6,047            6,158
Proceeds from Sale of Common Stock ................................                                   65,271           79,596
                                                                               --------             --------         --------
Net Cash From (To) Investing Activities ...........................                 111               71,318           85,754
                                                                               --------             --------         --------

INCREASE (DECREASE) IN CASH .......................................             (30,657)              27,022              122

CASH AND CASH EQUIVALENTS - BEGINNING .............................              30,779                3,757                0
                                                                               --------             --------         --------
CASH AND CASH EQUIVALENTS - ENDING ................................            $    122              $30,779         $    122
                                                                               ========             ========         ========

Supplemental disclosures of cash flow information:
     No cash has been paid for interest or taxes.

Supplemental schedule of non-cash investing and financing activities:
     The Company issued 3,000,000 common shares for services rendered in 1993 and 180,000 common shares in 1992.


                       See Notes to Financial Statements.

                           CHATHAM INTERNATIONAL, INC.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1992 AND 1993
--------------------------------------------------------------------------------


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

INCOME TAXES - No provisions or tax benefit from the accumulated tax loss carry forwards has been recognized because the Company has not commenced operations. As of December 31, 1993 the Company had approximately $96,000 of tax loss carry forwards. Because of the nature of the tax loss carry forwards, the deductibility of such, if operations are commenced, will be limited each year.

The provision (benefit) for income taxes is based on the pre-tax earnings (loss) reported in the financial statements, adjusted for transactions that may never enter into the computation of income taxes payable. A deferred tax liability or asset is recognized for the estimated future tax effect attributable to temporary differences in the recognition of income and expenses for financial statement and income tax purposes. A valuation allowance is provided in the event that the tax benefits are not expected to be realized. At December 31, 1993, the valuation allowance was equal to the benefit from the tax loss carry forwards, because there is no assurance that the benefit will be realized.

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

The purpose of the offering was to provide funds to the Company to enter the business of import/export management. As of December 31, 1993, the Company had not realized revenues since the date of organization.

NOTE 4 - NOTES PAYABLE

The founder and major shareholder of the Company has from time to time, loaned funds to the Company under a number of notes payable of varying amounts. As of December 31, 1993, the notes totaled $6,159, including accrued interest. All of the notes payable bear interest at the rate of 10% per annum and are either currently due or past due.

NOTE 5 - COMMON & PREFERRED STOCK

PREFERRED STOCK - The Company has been authorized to issue 10,000,000 shares of preferred stock with a par value of $.001 per share. No shares had been issued as of December 31, 1993.

COMMON STOCK - The Company has been authorized to issue 100,000,000 shares of common stock with a par value of $.001 per share. During 1993, the Company authorized the issuance of 3,000,000 shares to two persons, who are the founders and major shareholders of the Company, for services rendered. Also, during 1993, a total of 185,000 shares issued for services to other persons were canceled. The 3,000,000 shares were issued by the transfer agent in July 1996. The 185,000 shares canceled by the Company are in the process of cancellation by the transfer agent as of July 1996. The Company retains the responsibility for defense of the canceled common shares. For financial statement purposes, these issued and canceled shares have been reflected as of the date of issuance and cancellation in 1993 in accordance with the respective actions of the Board of Directors.

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

                                 EXHIBIT INDEX

Exhibit #   Description                       Location
---------   -----------                       --------
3.1         Articles of Incorporation         Exhibit to Registration
                                              Statement filed November 13, 1991
                                              by Registrant on Form S-18

3.2         Bylaws of Registrant              Exhibit to Registration Statement
                                              filed November 13, 1991 by
                                              Registrant on Form S-18

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