Form 10KSB
period 1995-12-31
CHATHAM INTERNATIONAL INC
filed 1997-04-01
CIK 876158

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[X}  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended:  December 31, 1995

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

                     Yes  [ ]    No  [X]

As of December 31, 1995, 3,555,268 shares of common stock were outstanding.  The
aggregate  market  value  of  the  Stock  held  by   non-affiliates  of  Chatham
International, Inc. was none.

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

Presently, none of the officers receive salaries, however, they are reimbursed for their expenses incurred in their services as officers. There is no provision for any additional bonuses or benefits. The Company anticipates that in the near future it may enter into employment agreements with its officers. Although Directors do not receive compensation for their services they may be reimbursed for expenses incurred in attending Board meetings. The officers and directors did not receive salaries during 1992; but, they did receive 180,000 common shares as compensation for services. During 1993, an additional 3,000,000 common shares were issued to the executive officers for services rendered to the Company.

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

                           Common Stock              Common Stock
1994                       Bid High                  Bid Low
----------------------------------------------------------------

1st Quarter                n/a                       n/a
2nd Quarter                n/a                       n/a
3rd Quarter                n/a                       n/a
4th Quarter                n/a                       n/a


                           Common Stock              Common Stock
1995                       Bid High                  Bid Low
----------------------------------------------------------------

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition

During fiscal year 1995, the Company continued to be a development stage entity and posted no sales or revenues.

Financial Condition and Changes in Financial Condition

No business operations were conducted and no revenues were generated in the fiscal year 1995 or 1994 or 1993. The Company at year end had $514 in cash compared with $219 in cash at December 31, 1994, compared with $122 at December 31, 1993, and no other significant assets. The Company at year end would have needed cash infusions from shareholders to provide capital, or loans from any sources, for any significant business venture.

Liquidity and Capital Assets.

The Company's primary source of liquidity since inception has been from funds raised during its initial capitalization and shareholder advances. In 1995 the Company's cash position increased from $219 as of December 31, 1994 to $514 at December 31, 1995. The increase in cash resulted primarily from advances by a shareholder.

Results of Operations 1995 Compared to 1994

     No Revenues were generated in 1995. Expenses consisted of $394 in bank charges, $1,450 in office supplies, $6,922 in rent, $789 in licenses and $6,254 in telephone expenses. In 1994 expenses consisted of rent of $4,798, telephone of $6,512, travel costs of $303, consulting fees of $638, office supplies of $1,301 and legal and accounting fees of $768, and miscellaneous general expenses. As of December 31, 1995, the Company had no material commitments for capital expenditures.

     During the fiscal year ended December 31, 1995, the Company incurred $15,809 in general and administrative expenses and $2,832 in interest expense for a total net operating loss of $18,641. In 1994, the Company incurred $15,128 in general and administrative expenses, and $1,268 in interest expense, for a total net operating loss of $16,396.

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

During the fiscal year ended December 31, 1993, the Company incurred $30,455 in general and administrative expenses, and $510 in interest expense, for a total net after interest income of $248, of $30,717 in operating loss. In 1992, the company incurred $54,009 in general and administrative expenses, and $550 in interest expense, for a total, net after interest income of $604, of $53,955 in operating loss. In 1991 the Company incurred $9,028 in General and Administrative expenses, for a net loss on operations of $8,878, after interest income of $150.

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

                                    Part III

Item 9. Directors and Executive  Officers of the Registrant and Compliance  with
Section 16(a).

The directors and executive officers of the Company as of December 31, 1994, are as follows:**

      Name                    Age     Position Held

Thomas L. McCrimmon            52     Chairman of the Board/President, Director
Bertram E. Cutler              69     Secretary/Director

Thomas L. McCrimmon (age 52) Chairman of the Board, President and Director. Mr. McCrimmon has served the Company since its inception in May, 1988 as President, Treasurer, and Chairman of the Board. Mr. McCrimmon has been involved in merger and acquisition work and management consulting to private and public companies since 1976. From 1976 - 1984 he was the founder and owner of Bay Business Consultants, Tampa, FL and was a business broker and consultant. Mr. McCrimmon has been the President and a founder of Florida Hi-Tech Capital, Inc., Tampa, Florida a privately held financial management consulting firm from 1984 to present. From 1988 - April, 1990, Mr. McCrimmon was President of Paragon Acquisitions Group, Inc. a publicly held company which merged with Sun Up Foods, Inc., Benton, Kentucky, in April, 1990. Sun Up processes citrus juice concentrate for resale. In September, 1990, Sun Up Foods, Inc. filed for protection from its creditors under Federal bankruptcy laws, as of the date hereon, the case was still pending final judgement at year end. Mr. McCrimmon is also President and Director (1988 - March, 1991) of Baystar Capital, Inc. a public offering which was acquired by American Clinical Labs, Inc. a holding company which seeks to acquire medical laboratories and medical clinics. Mr. McCrimmon is also President and a Director of Strategic Ventures, Inc. (1987 - present), an offering which was completed in August, 1989 under the name of Sci Tech Ventures, Inc. which was changed pursuant to the annual stockholders meeting May, 1991. Strategic Ventures, Inc. is presently a holding company which is actively seeking a merger candidate. Mr. McCrimmon is also the President of Source Capital, Inc. (1988 - 1991) which was an inactive subsidiary of Strategic Ventures, Inc. During 1984, Mr. McCrimmon was President of Cinema Cafes USA, Inc. a private company which sought to franchise the concept of movie theaters with expanded food concessions. Cinema Cafes USA, Inc. attempted a public offering of common stock however, the offering was unsuccessful. Mr. McCrimmon intends to devote only part time to the business needs of the Company.

Bertram E. Cutler (age 69) Vice President, Director. Mr. Cutler has served as Vice President or Secretary and Director of the Company since its inception, May, 1988. From 1985 to present Mr. Cutler has been a licensed insurance agent and the President of Wall Street Mall Agency, Inc., a firm specializing in marketing programs for the insurance industry. Previously, Mr. Cutler was co-founder and a consultant to Career Development, Corp., an executive search firm with offices in Atlanta and Washington, D.C. (1972-1985). From 1987 - present he has been Vice President and Director of Strategic Ventures, Inc. (formerly Sci Tech Ventures, Inc.) a public company which is negotiating to acquire acquisition candidates. Mr. Cutler was also the Vice President of Source Capital, Inc. (1988 - 1991) which was an inactive subsidiary of Strategic Ventures, Inc. Mr. Cutler intends to spend only part time on the business of the Company.

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

     1. The following persons did not file reports under Section 16(a) during the most recent fiscal year:

         a.       Thomas McCrimmon             Chairman and Director
         b.       Bertram E. Cutler            Secretary and Director

     2. For each person, listed by subparagraph letter above:

Number of late                     Number of                Known failures
reports                            transactions not         to file forms
                                   reported on a
                                   timely basis
--------------                     ----------------         --------------------

a.       1991 to 1995(5)           None                     i) Annual Form 5(x4)

b.       1991 to 1995(5)           None                     i) Annual Form 5(x4)

Item 10. Executive Compensation.

     The Company recorded a total of $0 consulting to the executive officers as a group for services contributed to the Company in all capacities during the 1995 fiscal year. No one executive officer received, or has accrued for his benefit, in excess of $60,000 for the year. No cash bonuses were or are to be paid to such persons.

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

                    SUMMARY COMPENSATION TABLE OF EXECUTIVES

                                            Annual Compensation                                   Awards
                                       ----------------------------                               ----------
Name and                 Year          Consulting         Bonus         Other Annual              Restricted             Securities
Principal                              Fees ($)           ($)           Compensation ($)          Stock                  Underlying
Position                                                                                          Award(s)               Options/
                                                                                                  ($)                    SARs (#)
---------               -----          ----------         -----         ---------------           ----------             -----------

Tom                      1993          3,300**            0             0                         0                      0
McCrimmon,
Chairman
                         1994          0                  0             0                         0                      0
                         1995          0                  0             0                         0                      0

Bertram E.               1993          1,700**            0             0                         0                      0
Cutler,
Secretary
=======================  ------------  ------------------ ------------  ------------------------  ---------------------  -----------
                         1994          0                  0             0                         0                      0
                         ------------  ------------------ ------------  ------------------------  ---------------------  -----------
                         1995          0                  0             0                         0                      0
                         ============  ================== ============  ========================  =====================  ===========

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

Option/SAR Grants Table (None)

Aggregated  Option/SAR  Exercises in Last Fiscal Year an FY-End Option/SAR value
(None)

Long Term Incentive Plans - Awards in Last Fiscal Year (None)

                   DIRECTOR COMPENSATION FOR LAST FISCAL YEAR

(Except for compensation of Officers who are also Directors which Compensation is listed in Summary Compensation Table of Executives)

                                               Cash Compensation                     Security Grants
                                         ---------------------------          ----------------------------
Name                                     Annual             Meeting           Consulting            Number          Number of
                                         Retainer           Fees ($)          Fees/Other            of              Securities
                                         Fees ($)                             Fees ($)              Shares          Underlying
                                                                                                    (#)             Options/SARs
                                                                                                                    (#)
----                                     --------           --------          ----------            ------          ------------
A. Director                              0                  0                 0                     0               0
Thomas L. McCrimmon

---------------------------------------
B. Director Bertram E.                   0                  0                 0                     0               0
Cutler
---------------------------------------  -----------------  ----------------  --------------------- --------------  ----------------

Item 11. Security Ownership of Management and Beneficial Owners.

The following table sets forth information, as of December 31, 1995, with respect to the beneficial ownership of the Company's $.001 par value common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock, and by current officers and directors of the Company.

Stock Title                Name and Address                   Amount of Beneficial               Percentage
of Class                   of Beneficial Owner                Ownership                          of Class
-----------                -------------------                --------------------               ----------
Common                     Thomas L.                          2,195,000                          61.7%
                           McCrimmon
                           Chairman and Director
                           3816 West Linebaugh
                           Tampa, FL 33624

Common                     Bertram E. Cutler                  1,120,000                          31.5%
                           Vice President and Director
                           3816 West Linebaugh
                           Tampa, FL 33624

                           All Officers and                   3,315,000                          93.2%
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
3.1          Articles of Incorporation       Exhibit to Registration
                                             Statement filed November
                                             14, 1991 by Registrant on Form S-18

3.2          Bylaws of Registrant            Exhibit to Registration
                                             Statement filed November
                                             14, 1991 by Registrant on Form S-18

4.1          Form of Stock Certificate       Exhibit to Registration
                                             Statement filed November
                                             14, 1991 by Registrant on Form S-18

4.2          Form of Warrant Certificate     Exhibit to Registration
                                             Statement filed November
                                             14, 1991 by Registrant on Form S-18

27.1         Financial Data Schedule

(b) Reports on Form 8-K. There were no reports on Form 8-K for the twelve month period ended December, 1995.

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


\s\Bertram E. Cutler              Vice President                March 24, 1997
Bertram E. Cutler                 Director

ALESSANDRI & ALESSANDRI, P.A.
-----------------------------
CERTIFIED PUBLIC ACCOUNTANTS


                          INDEPENDENT AUDITORS' REPORT

Chatham International, Inc.
Tampa, Florida

     We have audited the accompanying balance sheets of Chatham International, Inc., (a development stage company) as of December 31, 1995 and 1994, and the related statements of operations, stockholders' equity, and cash flows for the years then ended, and for the period from May 25, 1988 (inception) to December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of Chatham International, Inc. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended, and for the period from May 25, 1988 (inception) to December 31, 1995 in conformity with generally accepted accounting principles.

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

/s/ ALessandri & Alessandri, P.A.
ALESSANDRI & ALESSANDRI, P.A.

July 10, 1996

                            Accountants & Consultants
               5121 Ehrlich Road Suite 106-B Tampa, Florida 33624
                          (813) 969-1995 (813) 960-2740

                           CHATHAM INTERNATIONAL, INC.
                          (a development stage company)
                                 BALANCE SHEETS
                           DECEMBER 31, 1995 and 1994


                                                                   1995         1994
                                                                   ----         ----
                                     ASSETS

Cash .......................................................   $     514    $     219

Other Assets - (net of amortization) .......................           0            0


TOTAL ......................................................   $     514    $     219
                                                               =========    =========

                       LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES:
Notes Payable to Shareholder ...............................   $  41,528    $  22,592
                                                               ---------    ---------

STOCKHOLDERS' EQUITY:
Preferred Stock - $.001 par value;
10,000,000 shares authorized;
none issued and outstanding ................................           0            0

Common Stock - $.001 par value; 100,000,000 shares
 authorized; shares issued and outstanding -
1995, & 1994 - 3,555,268 shares ............................       3,555        3,555
Paid in Capital ............................................      86,830       86,830
Accumulated deficit during the development stage ...........    (131,399)    (112,758)
                                                               ---------     --------

Total Stockholders' Equity .................................     (41,014)     (22,373)
                                                               ---------     --------
TOTAL ......................................................   $     514    $     219
                                                               =========    =========

                       See Notes to Financial Statements.

                           CHATHAM INTERNATIONAL, INC.
                          (a development stage company)
                            STATEMENTS OF OPERATIONS
                 FOR THE PERIOD FROM ORGANIZATION (MAY 25, 1988)
                  TO DECEMBER 31, 1995, AND FOR THE YEARS ENDED
                           DECEMBER 31, 1995 and 1994


                                                                            Cumulative from
                                                                            date of inception to
                                                      1995         1994     December 31, 1995
                                                      ----         ----     --------------------

REVENUES .......................................   $       0    $       0    $       0

OPERATING EXPENSES
Bank Charges ...................................         394          215        1,193
Bad Debt .......................................                                14,469
Legal & Accounting .............................                      768       12,529
Consulting .....................................                      638       19,350
Amortization ...................................                       60          297
Transfer Agent .................................                                 2,361
Office Supplies ................................       1,450        1,301        7,907
Rent ...........................................       6,922        4,798       34,714
Travel .........................................                      303       16,383
Licenses .......................................         789          533        1,685
Miscellaneous ..................................                                 2,008
Telephone ......................................       6,254        6,512       15,031
                                                   ---------    ---------    ---------
         Total Operating Expenses...............      15,809       15,128      127,927


INTEREST INCOME ................................                                 1,688

INTEREST EXPENSE ...............................       2,832        1,268        5,160
                                                   ---------    ---------    ---------

NET INCOME (LOSS) ..............................   ($ 18,641)   ($ 16,396)   ($131,399)
                                                   =========    =========    =========


EARNINGS (LOSS) PER SHARE .....................    ($  0.005)   ($  0.005)

Weighted Average Number
of Shares Outstanding .........................    3,555,268    3,555,268
                                                   =========    =========


                       See Notes to Financial Statements.

                           CHATHAM INTERNATIONAL, INC.
                          (a development stage company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE PERIOD FROM ORGANIZATION (MAY 25, 1988)
                  TO DECEMBER 31, 1995, AND FOR THE YEARS ENDED
                           DECEMBER 31, 1995 and 1994

                                                                  Common               Stock             Paid In           Retained
                                                                  Shares                 $               Capital           Earnings
                                                                  ------               -----             -------           --------
Balance, May 25, 1988
(date of organization)

Proceeds from issuance of common stock .................           269,000         $      269         $   17,591

Net Income .............................................                                                                         54
                                                                 ----------          --------           --------           --------
Balance, December 31, 1989 .............................           269,000                269             17,591                 54

Net Loss ...............................................                                                                     (2,866)

Proceeds from issuance of common stock .................           165,000                165              1,485

Common Stock issued for services .......................            90,000                 90                810
                                                                 ----------          --------           --------           --------
Balance, December 31, 1990 .............................           524,000                524             19,886             (2,812)

Common Stock issued for services .......................            20,000                 20                980

Net Loss ...............................................                                                                     (8,878)
                                                                 ----------          --------           --------           --------
Balance, December 31, 1991 .............................           544,000                544             20,866            (11,690)

Proceeds from sale of common stock .....................            16,268                 16             67,753

Common Stock issued for services .......................           180,000                180              8,820

Write off of deferred offering costs ...................                                                  (7,684)

Net Loss ...............................................                                                                    (53,955)
                                                                 ----------          --------           --------           --------
Balance, December 31, 1992 .............................           740,268                740             89,755            (65,645)

Cancellation of common stock ...........................          (185,000)              (185)            (4,925)

Common Stock issued for services .......................         3,000,000              3,000              2,000

Net Loss ...............................................                                                                    (30,717)
                                                                 ----------          --------           --------           --------
Balance, December 31, 1993 .............................         3,555,268              3,555             86,830            (96,362)

Net Loss ...............................................                                                                    (16,396)
                                                                 ----------          --------           --------           --------
Balance, December 31, 1994 .............................         3,555,268              3,555             86,830           (112,758)

Net Loss ...............................................                                                                    (18,641)
                                                                 ----------          --------           --------           --------
Balance, December 31, 1995 ............................          3,555,268             $3,555            $86,830          ($131,399)
                                                                 =========           ========           ========           ========

                      See Notes to Financial Staqtements.

                           CHATHAM INTERNATIONAL, INC.
                          (a development stage company)
                             STATEMENT OF CASH FLOWS
                 FOR THE PERIOD FROM ORGANIZATION (MAY 25, 1988)
                  TO DECEMBER 31, 1995, AND FOR THE YEARS ENDED
                           DECEMBER 31, 1995 and 1994

                                                                                                      Cummulative from
                                                                                                      date of inception to
                                                                    1995                  1994        December 31, 1995
                                                                    ----                  ----        --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss) .............................................  ($ 18,641)            ($ 16,396)            ($131,399)

Add items Not Affecting Cash:
     Amortization .............................................                               60
     Write Off of Note Receivable
     Common Stock Issued for Services .........................                                                 15,900
     Cancellation of Common Stock .............................                                                 (5,110)

Decrease in Accounts Payable

Net Cash From Operating Activities ............................    (18,641)              (16,336)             (120,609)
                                                                 ---------             ---------             ---------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:

Proceeds from Notes Payable ...................................     18,936                16,433                41,527
Proceeds from Sale of Common Stock ............................                                                 79,596

Net Cash From (To) Investing Activities .......................     18,936                16,433               121,123
                                                                 ---------             ---------             ---------

INCREASE (DECREASE) IN CASH ...................................        295                    97                   514

CASH AND CASH EQUIVALENTS - BEGINNING .........................        219                   122                     0
                                                                 ---------             ---------             ---------

CASH AND CASH EQUIVALENTS - ENDING ............................  $     514             $     219             $     514
                                                                 =========             =========             =========

Supplemental disclosures of cash flow information:
     No cash has been paid for interest or taxes.

Supplemental schedule of non-cash investing and financing activities:
     The Company has issued 3,335,000 (net of cancellation of 165,000 shares) for services rendered.

                       See Notes to Financial Statements.

                           CHATHAM INTERNATIONAL, INC.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994
--------------------------------------------------------------------------------


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

INCOME TAXES - No provisions or tax benefit from the accumulated tax loss carry forwards has been recognized because the Company has not commenced operations. As of December 31, 1995 the Company had approximately $131,000 of tax loss carry forwards. Because of the nature of the tax loss carry forwards, the deductibility of such, if operations are commenced, will be limited each year.

The provision (benefit) for income taxes is based on the pre-tax earnings (loss) reported in the financial statements, adjusted for transactions that may never enter into the computation of income taxes payable. A deferred tax liability or asset is recognized for the estimated future tax effect attributable to temporary differences in the recognition of income and expenses for financial statement and income tax purposes. A valuation allowance is provided in the event that the tax benefits are not expected to be realized. At December 31, 1995, the valuation allowance was equal to the benefit from the tax loss carry forwards, because there is no assurance that the benefit will be realized.

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

The agreement also allows the Underwriter to purchase a maximum of 49,800 warrants for a total price of $498.00. These warrants will be exercisable over a four year period commencing one year from the effective date of the proposed public offering at an exercise price of $7.20 per share. Such warrants expired in 1996.

The purpose of the offering was to provide funds to the Company to enter the business of import/export management. As of December 31, 1995, the Company had not realized revenues since the date of organization.

NOTE 4 - NOTES PAYABLE

The founder and major shareholder of the Company has from time to time, loaned funds to the Company under a number of notes payable of varying amounts. As of December 31, 1995, the notes totaled $41,528, including accrued interest. All of the notes payable bear interest at the rate of 10% per annum and are either currently due or past due.

NOTE 5 - COMMON & PREFERRED STOCK

PREFERRED STOCK - The Company has been authorized to issue 10,000,000 shares of preferred stock with a par value of $.001 per share. No shares had been issued as of December 31, 1995.

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