Form 10KSB
period 1996-12-31
CHATHAM INTERNATIONAL INC
filed 1997-11-14
CIK 876158

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the fiscal year ended:  December 31, 1996

Commission File number:  33-41063-A

                        ART, MUSIC & ENTERTAINMENT, INC.
             (Exact name of registrant as specified in its charter)

Florida                                          59-2960590
-----------------------                          ----------------------
State or Other Jurisdiction                      (I.R.S. Employer Identification
of incorporation or organization)                Number)

4400 W. Sample Road, Suite 140, Coconut Creek, FL  33073
---------------------------------------------------------
(Address of principal Executive Offices          Zip Code)

Registrant's telephone number, including area code:(954-971-9100)

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

Yes ( )  No (X)


Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                            -----

State issuer's revenues for its most recent fiscal year. $631,395

Transitional Small Business Disclosure Format:

                            Yes     X   No
                      -----       -----

As of December 31, 1996, 3,641,801 shares of common stock and 206,467 shares of preferred stock were outstanding. The aggregate market value of the Stock held by non- affiliates of Art, Music & Entertainment, Inc. was none.

     Documents  incorporated  by  reference:   (1)  The  Company's  Registration
Statement on Form S-18 (33-41063-A).

                                     Part I

Item 1. Business.

General
-------

Art, Music & Entertainment, Inc., ("the Company" or "AM&E") a Florida corporation was organized in May 25, 1988 as Cornerstone Capital, Inc. and the name was changed on September 22, 1990 to Chatham International, Inc. It completed an initial public offering which commenced on November 14, 1991, comprised of 16,268 shares of Common Stock and One Zero Coupon U.S. Treasury-Backed Obligation ("USTBO") with a maturity value of $1,000 at a price of $1,000. The Registrant offered a maximum of 3,000 units and a minimum of 75 units on a best efforts basis. The underwriter for the offering was Boe and Company formerly known as SBV Securities, Inc. A total of 98 units was sold and net proceeds were $67,770. The Company closed its offering May 14, 1992.

The Company intended upon completion of the public offering, to commence operations as an export management company and provide a range of business services and assistance to manufacturers desiring to do business in foreign markets. The Company was unsuccessful in its efforts. The Company is presently in the developmental stage.

Description of Company
----------------------

Art, Music and Entertainment, Inc. (AM&E) is a company focused on the interrelated business areas of art, music and entertainment.

In April 1996, Art, Music and Entertainment merged with Chatham International, Inc. Chatham had acquired over 2,000 hours of television air time consisting of 6 hours per day from 12:00 A.M. to 6:00 A.M., 7 days per week plus one promotion hour on Friday and Sunday evenings for 365 days on the American Independent Network. The companies merged in order to combine the products of AM&E with the television marketing possibilities of Chatham International, Inc. The Company changed its name to Art, Music and Entertainment, Inc. on April 5, 1996.

As of December 31, 1996, the company has 3,641,801 shares of common stock outstanding, with no warrants or options outstanding, and 206,467 shares of preferred stock.

The Company's primary revenue activity in 1997 is expected to be generated by the use of its unique products, the ticket sales for the 1997 Annual Award ceremony, and sale of its variety of unique and exclusive products to large wholesalers, and the licensing of current musical and video inventory to wholesale and retail distributors. A contract for the purchase of art from the current inventories of the International Jazz Hall of Fame Production Company exists with an Oriental wholesale distributor from China, which purchased $325,148 worth of art during 1996 and has plans for additional purchases in 1997. The first order was shipped in December 1996.

The Company utilized most of 1996 to further develop its business plan and acquire the following companies, and develop business plans of each. All subsidiaries were acquired under a stock exchange agreement which utilized a $10.00 per share value for its stock.

      a.    International Jazz Hall of Fame Production Company, Inc. - 3/1/96
      b.    Marin Movies, Inc. - 3/5/96
      c.    Classical Music Collection, Inc. - 3/5/96
      d.    Octopus Entertainment, Inc. - 3/5/96
      e.    Spellbinder Productions, Inc. - 3/5/96

On March 5, 1996, the Old AME entered into an Agreement and Plan of Reorganization with the International Art Group, Inc., ("Art Group") under the terms of which the Old AME acquired all of the outstanding capital stock of Art Group in exchange for 486,754 shares of Class H Convertible Preferred Stock of the Old AME. Art Group is not conducting operations and is reportedly the owner of an exclusive license from the government of the United States to publish and distribute the only official artwork to commemorate the Quincentennial (500th anniversary) of the discovery of America. In December 1996, the Company and the former shareholder of International Art Group, Inc., rescinded and canceled the merger, and 486,754 shares of the Company's Class H Preferred Stock issued to effect the merger were returned to the Company. Revenues of $140,400 from sales of certain of the artwork during 1996 remain with the Company.

Old AME executed an Agreement and Plan of Reorganization on March 1, 1996 with the International Jazz Hall of Fame Production Co. Inc. ("Jazz"). The terms of the agreement provided for the Old AME to acquire all of the outstanding common shares of Jazz in exchange for 44,666.68 common shares and 22,807 Class I Voting Convertible Preferred Shares of the Old AME. Jazz was conducting operations and is the owner of lithographs of certain jazz artists. During 1996, the Company realized $184,748 from sales of the jazz lithographs, and $29,247 from its production of a Jazz Hall of Fame induction ceremony. In January 1997, the Company and the Class I Convertible Preferred Shareholders agreed to exchange such convertible preferred stock for 230,000 shares of the restricted common shares of the Company, which shares were issued in October 1997.

On March 5, 1996, the Old AME signed an Agreement and Plan of Reorganization with Marin Movies, Inc. ("Marin"). The provisions of the agreement provide for Old AME to acquire all of the outstanding common stock of Marin in exchange for 2,800 shares of Class G Convertible Preferred Stock of the Old AME. Marin is not conducting operations and is the owner of master videos of 300 public domain movies. In January 1997, the Company and the Class G Convertible Preferred Shareholders agreed to exchange such convertible preferred stock for 28,000 shares of the restricted common shares of the Company, which shares were issued in October 1997.

An Agreement and Plan of Reorganization with Classical Music Collection, Inc. ("Classical") was executed by the Old AME on March 5, 1996. Under the terms of the agreement the Old AME acquired all of the outstanding common stock of Classical in exchange for 11,333.34 of the Old AME's common shares and 1,760 of the Old AME's Class F Voting convertible Preferred shares. Classical is not conducting operations and is the owner of certain master music recordings. In January 1997, the Company and the Class F Convertible Preferred Shareholders agreed to exchange such convertible preferred stock for 7,967 shares of the restricted common shares of the Company, which shares were issued in October 1997.

All of the outstanding common stock of Octopus Entertainment, Inc., ("Octopus") was acquired by the Old AME on March 5, 1996 under an Agreement and Plan of Reorganization of same date. The outstanding common stock of Octopus was acquired for 1,000 Class E Voting Convertible Preferred Stock of the Old AME. Octopus is not conducting operations and its sole assets are the ownership of two trade names and certain "big-band" sheet music. In January 1997, the Company and the Class E Convertible Preferred Shareholders agreed to exchange such convertible preferred stock for 10,000 shares of the restricted common shares of the Company, which shares were issued in October 1997.

Also on March 5, 1996, the Old AME executed an Agreement and Plan of Reorganization with Spellbinder Productions, Inc. ("Spellbinder"), under which the Old AME acquired all of the outstanding common stock of Spellbinder in exchange for 9,533.34 common shares and 100,600 Class C Voting Convertible Preferred shares of the Old AME. Spellbinder is not conducting operations, and its sole asset is the music and related hardware for a music and illusionary show copyrighted in 1990. In January 1997, the Company and the Class C Convertible Preferred Shareholders agreed to exchange such preferred stock for 100,000 shares of the restricted common shares of the Company, which shares were issued in October 1997.

The Company renegotiated in January 1997 with the former owners of the various assets acquired by the respective classes of convertible preferred stock, culminating in October 1997 with the exchange of all of the classes of issued preferred stock for restricted common shares of the Company. The number of the restricted common shares issued for each class of preferred shares is as follows:

          Retired Class G Preferred for 28,000 shares of common Retired Class I Preferred for 230,000 shares of common Retired Class F Preferred for 7,967 shares of common Retired Class E Preferred for 10,000 shares of common Retired Class C Preferred for 100,000 shares of common Retired Class A Preferred for 380,000 shares of common


In addition, the Company agreed with the Class C Convertible Preferred Shareholders to fund the project represented by such shares with $1,800,000 and also agreed to pay annual royalties for five years ranging from 5% to 10% of the gross revenues derived from the project. The royalties are capped at a maximum of $8,000,000.

Television Broadcast Time
-------------------------

The Parent Company, AM&E is focusing its primary operations in 1997 on television program broadcast time through the sale and utilization of 54,913 - 30 second commercial spots which AM&E owns. AM&E acquired six hours per day of broadcast time from midnight to six a.m., 7 days per week plus one promotional hour on Friday and Sunday evenings for 365 days on the American Independent Network ("AIN").

AIN is one of the largest networks in the country based on the number of stations to which they are broadcasting. By the summer of 1997 AIN plans to be broadcasting its programming on approximately 200 stations to close to 40 million households. AM&E intends to create revenue by selling its commercial spots and its time slots for programming.

The  current  price  for  these   national  30  second   advertising   spots  is
approximately $900 per 30 seconds. The Company has over 54,913 of these available in calendar 1997. Half hour time slots, which can be used for programming and infomercials, are priced at approximately $10,000 and the company has over 4,400 of these slots available to utilize or sell.

The Company plans on utilizing a portion of this air time to sell its own products from its subsidiaries, Octopus Productions, Marin Movies, IJHFPC, and Classical Music. Each subsidiary has products that the Company intends to sell using this air time and its ability to reach large groups of consumers repeatedly. AM&E will use familiar television marketing techniques for product promotion and sales.

AM&E, through its relationship with AIN, expects to expand its broadcast coverage using its thousands of hours of programming owned by subsidiaries. This large exclusive library is expected to be a valuable resource year after year through rebroadcasting of the same programming. (See description in "Subsidiaries" section).

                                  Subsidiaries
                                  ------------

     1. The Company's International Jazz Hall of Fame Production Company ("IJHFPC") completed its annual awards ceremony in Tampa, Florida on June 13-14, 1996, with dozens of famous Jazz Giants in attendance, including Al Jarreau, Wynton Marsalis, James Moody, Steve Allen, Lionel Hampton, Rosemary Clooney, and the Count Basie Orchestra to mention a few. The video production from this annual event is being completed. The broadcast quality production is expected to air on television in late 1997 or early 1998.

The IJHFPC has an exclusive 20 year contract with the Charlie Parker Foundation and the International Jazz Hall of Fame to package and market its jazz recordings, videos, jazz festivals, cruises, and signed and numbered, limited edition lithographs of famous jazz artists. These products will be marketed through traditional channels, membership development, Internet sales and television advertising.

     2. Spellbinder Productions, Inc. is a production company whose purpose is to market the Spellbinder musical extravaganza on a world wide tour beginning in Japan. The show consists of all original music, illusion, pyrotechnics and choreographed special effects that are closely woven into the Spellbinder tale of mystery and magic. A trial single show in Las Vegas, had a sold out audience of 7,000 people. The principals involved have worked with international performing artists.

     3. Classical Music Collection, Inc. is the brainchild of John Allen and Gareth Harris, each with extensive experience in the recording business. They have hand-picked what they consider to be the finest collection of classical music performances by some of the acknowledged world's masters from the public domain for packaging. Over 200 major classical works on 100 compact discs will be marketed through a unique, and tested, networking marketing program.

     4. Marin Movies, Inc. possesses a film library of more than 300 classic motion picture titles in the public domain. Sound and picture quality have been remastered, making this entire library reproducible onto video tape. Broadcast quality is excellent and syndication to cable operators, networks and independent television stations is planned within the next four years.

     5. Octopus Entertainment, Inc. has exclusive jazz recordings for 5 CD's using some of the country's top performers. Downbeat Award winner Nick Brignola, Music Director for the Joan Rivers Show, Howard Shear, recording artists Jeff Berlin and Kenny Drew Jr., and others make this 8 piece group a recognizable powerhouse in the jazz world.

The Company has unreleased jazz recordings, videos and art which have not yet been made available to the public. Although there is no guarantee that the sales of these products will be successful, the Company believes that the products are of the highest quality and that they represent the type of products which can be successfully sold with traditional marketing techniques.

                     Description of Individual Subsidiaries
                     --------------------------------------

SpellBinder Productions, Inc.
-----------------------------

Spellbinder has a rock & roll musical event show design and script that presents a new Rock & Roll Band playing original material, with the theatrical illusions, in a rock and roll concert setting. The imagery, costumes, and music are presented by actors and musicians to entertain the audience.

The story centers around the "The SpellBinder" who possesses magical powers which he uses to fight the evil black magic of his arch enemy, "Blackthorn the Sorcerer." While the war between good and evil rages on stage, the band tells the story through its original emotionally charged songs. Perhaps the most innovative ingredients in this magnificent show are the spectacular magical illusions involving exotic animals and pyrotechnics, which are choreographed to flow with the rhythm of the music. The Company believes that this blend of dramatic theater, high energy rock & roll music and magical illusions will present "Spell Binder" as the newest genre of live theater.

In a trial run, a smaller concept version of the show titled "Sorcery" was performed at the Aladdin Hotel in Las Vegas. The show drew a sold out crowd of seven thousand people and earned its investors over $90,000.00 in one night. Paul Haynes, creator and star of the show, is also co-founder with partner Ken Whitaker, of "Creative Illusions", a Las Vegas based company engaged in the design, development and building of original illusions for professional magicians and illusionists such as David Copperfield, Siegfried & Roy, and Tiffany, and countless magicians around the world.

Instead of attempting to break into the American market first, the SpellBinder marketing plan calls for the worldwide tour to begin in Japan in the first quarter of 1998, then continue the tour in Europe, and eventually culminating in the U.S.; but only after having won worldwide recognition. While on tour in Japan and Europe, use of publicity and promotion should provide recognition for SpellBinder in America. Japan was chosen to begin the tour because of the previous success of the Siegfried and Roy Japanese Tour several years ago. Although well known in Las Vegas, they were virtually unknown in Japan. However, the Japanese people's interest in magic and illusion overcame lack of name recognition.

Spellbinder produced no revenues in 1996.

Classical Music Collection, Inc. ("CMI")
----------------------------------------

Classical Music Collection is a compilation of over 200 major classical public domain works presented on 100 compact discs. The Company will only accept recordings and performances of the highest quality, and will produce on its own label, some of the greatest orchestras, musicians and vocalists of all time.

Containing music such as Herbert Von Karajan and the Berlin Philharmonic Orchestra's legendary performances of Beethoven's nine symphonies and Luciano Pavarotti's unrivaled performance in Puccini's La Boheme, the Classic Collection is created with the new listener as well as the classical lover in mind.

The Company has designed a multi-level network marketing program unique in the industry, and gives an incentive to organizations within the classical fraternity to endorse its product to their members. Early market tests for CMI's Network program have indicated that the Company may be able to market CMI products using this system.

The Company's management team is headed up by John Allen and Gareth Harris. John has been in the record business since 1969, working with major record companies such as Columbia (EMI), RCA and Polygram. They have produced, managed and/or promoted a multitude of artists as varied as "Dionne Warwick" and "The Crystals" to "Patrick Moraz (Moody Blues)" and Tommy Makem and Liam Clancy".

Both John Allen and Gareth Harris have had extensive experience within the fields of production and marketing of classical music. They have been jointly responsible for production of over a hundred classical titles, with John Allen as Executive Producer and Gareth Harris as the Managing Director of one of the largest record companies of the world, BMG/RCA.

Classical Music Collection produced no revenues in 1996.

International Jazz Hall of Fame Production Company, Inc. ("IJHFPC")
-------------------------------------------------------------------

IJHFPC was  created to be the  exclusive  marketer  of  records,  CD's,  videos,
memorabilia,   etc.  for  the  Charlie  Parker   Memorial   Foundation  and  the
International Jazz Hall of Fame.

The Company is the exclusive producer of all Hall of Fame Induction Ceremonies and Lifetime Achievement Awards as well as Jazz festivals and tributes (ex. Basie, Armstrong, Lionel Hampton) on a national basis. The Company's International Jazz Hall of Fame Production Company (IJHFPC) completed its annual awards ceremony in Tampa, Florida on June 13-14, 1996 with many famous performers in attendance, including presenters, Al Jarreau and Wynton Marsalis. Steve Allen was the Master of Ceremonies.

Awards presented at this past year's International Jazz Hall of Fame included Dave Brubeck, Ray Brown, Benny Carter, Rosemary Clooney, Lou Donaldson, Harry "Sweets" Edison, Frank Foster, Al Grey, Lionel Hampton, Al Hirt, Illinois Jacquet, Milt Hinton, and James Moody. Posthumous awards were presented included Julian "Cannonball" Adderley, Caleb "Cab" Calloway, Paul Desmond, Billy Eckstine, Stan Getz, Billie Holiday, Charles Mingus, Jack Teagarden, Sara Vaughan, and Dinah Washington.

IJHFPC has created and is in possession of approximately 4,500 hand-signed lithographs commemorating the jazz greats, including a tribute to Lionel Hampton and his Golden Men of Jazz and the Frank Sazz's lithograph of Count Basie, with a potential market value of over $2.5 million.

The IJHFPC has an exclusive 20 year contract with the Charlie Parker Foundation and the International Jazz Hall of Fame to package and market its jazz recordings, videos, jazz festivals, cruises and art. These products will be marketed through traditional channels, membership development, Internet sales and television advertising.

The Company is presently negotiating with the cities Tampa as well as other cities in Florida to construct and manage a new IJHF facility. This will be developed as a tourist attraction (similar to the Rock & Roll Hall of Fame in Cleveland).

IJHFPC produced $214,000 in revenues in 1996.

Marin Movies, Inc.
------------------

Marin Movies possesses a catalog of more than 300 public domain classic motion picture titles. It contains features, shorts, classic television shows, westerns, documentaries, foreign films, and cartoons, including some of the finest films ever made. The sound and picture quality have been re-mastered with modern technology to create prints formatted for television as "first generation masters", that are better than the originals. (First generation masters are reproducible, making this library superior to 99% of the libraries of this type in existence).

The catalog contains cartoons such as Betty Boop, Mighty Mouse, Little Lulu, Woody Woodpecker, Popeye, Felix the Cat; Children's Features such as Our Gang Comedy, Heidi, The Inspector General, Long John Silver and Feature Films that include Birth of a Nation, Beneath the Twelve Mile Reef, Africa Screams, His Girl Friday, The Man With the Golden Arm and many, many more.

In today's marketplace this catalog has earning power from two markets. Initially, this catalog enables AM&E to have sufficient programming for a startup television network. Typically, in syndication, smaller cable networks may pay up to $5,000 for the rights to air a program twice on a non-exclusive basis. Therefore, the same program can be syndicated to many cable operators, networks and independent television stations in the Untied States and abroad. The secondary market is home video, for which these films can either be licensed or a complete line of home video tapes can be put out by AM&E.

Syndication rights are estimated to generate revenues and home video rights are expected to generate revenues within the first four years, and AM&E will have all of these titles available for programming at its disposal. This important catalog can continue to earn AM&E revenue for decades to come.

Marin produced no revenues in 1996.

Octopus Entertainment, Inc.
---------------------------

Octopus Entertainment, Inc. has an exclusive product line. The primary asset consists of the Octopus Jazz recording series. The Octopus Group was formed with the idea of becoming the world's greatest jazz octet utilizing such talent as the Downbeat Award winner Nick Brignola, Howard Shear, who was the past music director for the Joan Rivers Show, Kenny Drew, Jr., who was the winner of the 1990 Great American Piano Competition, Jeff Berlin, who was previously bassist with the group Yes, and Kendall Kay, a world renowned percussionist, among others. Each performer has extensive recording and concert experience. The music consists of all original arrangements which are exciting and fresh and yet center primarily on jazz and popular music standards. All arrangements are by Howard Shear who has written music for many movies.

A twelve CD series is planned with five already recorded and near completion. Sales per CD are expected to top 100,000 copies each, with 3 CD's to be released in late 1998. The first year of the planned 5 year marketing campaign will begin in late 1997 or early 1998.

Octopus produced no revenues in 1996.

Services
--------

None.

Competition
-----------

The Company will be in competition with many companies of much greater experience, financial resources, and long established businesses in the music and entertainment industry. Art, Music & Entertainment, Inc. has unique products, however, they are also products which must compete in their respective markets. Although many companies produce and sell similar products to those of AM&E, there are no competitors with identical products.

Employees and Consultants
-------------------------

The Company presently has no paid employees, and its Chairman of the Board/President, Norman Brander and Secretary, Sheryl B. Salvadore serve on an as needed basis. These officers intend to devote only such time as necessary to the business affairs of the Company. Norman Brander and Sheryl B. Salvadore are not paid employees of the Company, however Mr. Brander has a contract for his consulting services at $2,000 per month from June 1, 1996. Additional services and staff were provided on an as needed basis by Norman Brander and Volume Cruises, Inc. (Mr. Brander's company), at a charge of $20,000 per month from June 1, 1996.

Blackhawk Financial Group, Inc. provides business consulting services to the Company to acquire properties and assets, and to assist in business promotion. David B. Howe is the principal of Blackhawk. The contract provides for Blackhawk to receive $12,500 monthly for its services. The contract commenced June 1, 1996, and is terminable on notice.

Presently, none of the officers receive salaries (except consulting fees paid Mr. Brander), however, they are reimbursed for their expenses incurred in their services as officers. There is no provision for any additional bonuses or benefits. The Company anticipates that in the near future it may enter into employment agreements with its officers. Although Directors do not receive compensation for their services they may be reimbursed for expenses incurred in attending Board meetings. The officers and directors did not receive salaries during 1996. Norman Brander has a bonus royalty compensation agreement based upon sales of products consisting of 1% of sales from the Jazz Hall of Fame. No monies have yet been paid to Mr.
Brander under such royalty agreement.

Item 2. Properties.

The Company maintains its corporate office at 4400 W. Sample Road, Suite 140, Coconut Creek, FL 33073 under a contract arrangement with the Company's President, Norman Brander and Volume Cruises, Inc. This space is deemed adequate for the foreseeable future.

Item 3. Legal Proceedings.

The Company is not a party to any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders within period covered by this report, through solicitation of proxies or otherwise.

                                     Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

The outstanding registered securities of Art, Music & Entertainment, Inc. are not now presently traded on any exchange.

                           Common Stock              Common Stock
1995                       Bid High                  Bid Low
-----------------------------------------------------------------
1st Quarter                n/a                       n/a
2nd Quarter                n/a                       n/a
3rd Quarter                n/a                       n/a
4th Quarter                n/a                       n/a


                           Common Stock              Common Stock
1996                       Bid High                  Bid Low
-----------------------------------------------------------------
1st Quarter                n/a                       n/a
2nd Quarter                n/a                       n/a
3rd Quarter                n/a                       n/a
4th Quarter                n/a                       n/a

The Company anticipates its shares will trade over the counter by market makers who have not as yet quoted a specific bid or ask price. Quotations, if made, represent only prices between dealers and do not include retail markups, markdowns or commissions and accordingly, may not represent actual transactions. The Company estimates that as of December 31, 1996, there are approximately 87 stockholders of the Company's shares.

No dividends have been declared or paid by the Company and the Company presently intends to retain all future earnings, if any, to finance the expansion and development of its business.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition
-------------------

During fiscal year 1996, the Company continued to be a development stage entity but posted some sales and revenues.

Financial Condition and Changes in Financial Condition
------------------------------------------------------

Start up business operations were conducted and $631,395 in revenues were generated in the fiscal year 1996. No revenues were generated in 1995 or 1994. The Company at year end had $12,365 in cash compared with $514 in cash at December 31, 1995, compared with $219 at December 31, 1994. The Company at year end needed cash from sales of products or television ad time to provide capital, or loans from any sources, for significant business growth in its chosen business areas.

On April 5, 1996 the Company entered into a merger agreement with an entity having the name of Art, Music, and Entertainment, Inc., and changed its name from Chatham International, Inc. to Art, Music and Entertainment, Inc. Under the terms of the agreement, the Company was the surviving entity and it issued on a one for one basis, 66,533 common and 615,721 preferred shares for the similar outstanding shares of the merged entity. Further, the preferred shares issued by the Company in connection with the merger bear the same designations, rights, and preferences as those of the merged entity. For financial statement purposes, the merger was accounted for as of March 31, 1996 as a purchase. Also, for financial reporting purposes, the acquisitions discussed below, all of which were acquired on March 1 and 5, 1996, respectively, were accounted for as a purchase by Art, Music & Entertainment, Inc., ("Old AME").

The Company issued preferred shares of various classes to acquire companies with assets. In 1997 all preferred stock was cancelled and common shares were issued in lieu thereof.

         Assets acquired are as follows (with values ascribed by management):

         Pre-paid television time                             $4,584,850
         Jazz Artists Lithographs                              2,178,272
                                                              ----------
                           Sub-total                           6,763,122

         Public domain movies                                     60,000
         Music recordings                                        140,000
         Trade names & sheet music                                10,000
         Illusionary show (Spellbinder)                           78,000
                                                              ----------
                           Sub-total                             288,000

                                    Total                     $7,051,122
                                                              ==========

These items are treated as unrealized assets under the accounting prescribed in Staff Accounting Bulletin 48, and a reduction in shareholders equity has been taken in the "Shareholders Equity" section of the Balance Sheet for the $6,763,122 while the $288,000 of value of Spellbinder ascribed by management was not recognized because the valuations were not adequately supported.

The foregoing items were acquired by the Company by the issuance of common and various classes of preferred stock (which preferred was subsequently cancelled and common stock was substituted therefore). The values assigned to each item represent a combination of carrying cost, an estimate by management, and valuation by an industry knowledgeable person. Management believes that the values assigned are reasonable.
Liquidity and Capital Assets.

The Company's primary source of liquidity since inception has been from funds raised during its initial capitalization and sales. In 1996 the Company's cash position increased from $514 as of December 31, 1995 to $12,365 at December 31, 1996. The increase in cash resulted primarily from sales of art and television advertising time. The Company acquired intangible assets, art, and music and entertainment rights, through its acquisition of subsidiaries. The liquidity of such assets is questionable without significant investment in advertising.

Results of Operations 1996 compared to 1995
-------------------------------------------

     $631,395 in revenues were generated in 1996 compared to none in 1995. Expenses consisted of $20,000 in doubtful amounts, consulting, management fees and overhead reimbursement of $321,073, $14,542 in advertising 7,956 in rent, $11,211 in telephone expenses and legal and accounting of $30,101. Cost of sales was $263,959 and gross profit was $367,436. In 1995 expenses consisted of rent of $6,922, telephone of $6,254, office supplies of $1,450 and miscellaneous general expenses. There was no revenue in 1995.

     During the fiscal year ended December 31, 1996, the Company incurred $33,942 in general and administrative expenses for a total net operating loss of ($71,389). In 1995, the Company incurred $15,809 in general and administrative expenses, and $2,832 in interest expense, for a total net operating loss of ($18,641).

Results of Operations 1995 Compared to 1994
-------------------------------------------

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

At present, the Company has new business operations, but has not established consistent revenue streams. The reported financial information herein may not be indicative of future operating results.

Item 7. Financial Statements and Supplemental Data.

Attached hereto and filed as part of this Form 10-K are the financial statements required by Regulation SB. Please refer to pages F-1 through F-16.

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


                                    Part III

Item 9. Directors and Executive  Officers of the Registrant and Compliance  with
Section 16(a).

The directors and executive officers of the Company as of December 31, 1996, are as follows:

Name                                Age              Position Held
----                                ---              -------------

Norman Brander                      53               President/Director
Sheryl B. Salvadore                 40               Secretary/Director

Norman Brander, age 53, attended University of New Haven, CT. He was Senior Vice President of Stellar, Inc. (a travel, leisure and entertainment company) from 1992-1994. He has been President/Director of Art, Music & Entertainment, Inc. since 1994 to the present. Mr. Brander also was the Executive Producer for the 1993 Charlie Parker Lifetime Achievement Awards as well as Executive Producer on the NCL - Norway Jazz Theme Cruise. In 1994 he also produced a two week Jazz Festival featuring Lionel Hampton and His Golden Men. Most recently Mr. Brander was the Executive Producer of the 1996 International Jazz hall of Fame Induction and Award Ceremonies.

Sheryl B. Salvadore, age 40, received her AA degree from Hillsborough Community College, then went on to take additional business and accounting courses from University of Tampa and University of South Florida. She is Secretary of AM&E and President of Gotham City Productions, Inc.

None of the above individuals have a criminal history or have had any adverse securities actions taken against them.

Directors of the Company hold office until the next annual meeting of the shareholders and until their successors have been elected and qualified.

Officers of the Company are elected by the Board of Directors at the first meeting after each annual meeting of the Company shareholders and hold office until their death, or until they shall resign or have been removed from office.

Section 16(a) Reporting Delinquencies
-------------------------------------

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

     No reports were necessary because the Company had filed a Form 15b2 in 1992 to suspend reporting.




Item 10. Executive Compensation.

     The Company recorded a total of $14,000 consulting to the executive officers as a group for services contributed to the Company in all capacities during the 1996 fiscal year. No one executive officer received, or has accrued for his benefit, in excess of $60,000 for the year. No cash bonuses were or are to be paid to such persons.

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

                          SUMMARY COMPENSATION TABLE OF EXECUTIVES
                          ----------------------------------------
                                 Annual Compensation                Awards
=============================================================================================
Name and        Year      Consulting      Bonus    Other Annual   Restricted     Securities
Principal                 Fees ($) or     ($)      Compensation   Stock          Underlying
Position                  Salary                   ($)            Award(s)($)    Options/SARs
---------------------------------------------------------------------------------------------
Norman          1994      0               0        0              0              0
Brander,      -------------------------------------------------------------------------------
President       1995      0               0        0              0              0
              -------------------------------------------------------------------------------
                1996      14,000          0        0              0              0
=============================================================================================
Sheryl B.       1994      0               0        0              0              0
Salvadore,    -------------------------------------------------------------------------------
Secretary       1995      0               0        0              0              0
              -------------------------------------------------------------------------------
                1996      0               0        0              0              0
=============================================================================================
Thomas L.       1994      0               0        0              0              0
McCrimmon     -------------------------------------------------------------------------------
                1995      0               0        0              0              0
              -------------------------------------------------------------------------------
                1996      0               0        0              0              0
=============================================================================================
Bertram E.      1994      0               0        0              0              0
Cutler        -------------------------------------------------------------------------------
                1995      0               0        0              0              0
              -------------------------------------------------------------------------------
                1996      0               0        0              0              0
=============================================================================================


                                             15





Option/SAR Grants Table (None)

Aggregated  Option/SAR  Exercises in Last Fiscal Year an FY-End Option/SAR value
(None)

Long Term Incentive Plans - Awards in Last Fiscal Year (None)

                       DIRECTOR COMPENSATION FOR LAST FISCAL YEAR
                       ------------------------------------------

(Except for compensation of Officers who are also Directors which Compensation is listed in Summary Compensation Table of Executives)

                          Cash Compensation              Security Grants
============================================================================================
Name                               Annual     Meeting   Consulting   Number  Number of
                                   Retainer   Fees ($)  Fees/Other   of      Securities
                                   Fees ($)             Fees ($)     Shares  Underlying
                                                                     (#)     Options/SARs(#)
--------------------------------------------------------------------------------------------
A. Director, Norman Brander        0          0         0            0       0
--------------------------------------------------------------------------------------------
B. Director, Sheryl B. Salvadore   0          0         0            0       0
--------------------------------------------------------------------------------------------

Item 11. Security Ownership of Management and Beneficial Owners.

The following table sets forth information, as of December 31, 1996, with respect to the beneficial ownership of the Company's $.001 par value common stock (or Preferred Convertible Stock which would represent 5% or more of the Company's common stock) by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock, and by current officers and directors of the Company.

a.)  Officers and Directors

Stock Title   Name and Address                Amount of Beneficial    Percentage
of Class      of Beneficial Owner             Ownership               of Class
--------      -------------------             ---------               --------

Common        Norman Brander                  23,333                  <1%
              President and Director
              4400 W. Sample Road, #140
              Coconut Creek, FL 33073

Common        Sheryl B. Salvadore             0                        0%
              Secretary/Treasurer/Director
              4400 W. Sample Road, #140
              Coconut Creek, FL 33073

              All Officers and                23,333                  (1%)
              Directors as a Group
              (2 Persons)


b)   Beneficial Owners of 5% or more of equity in the Company.

              Thomas L. McCrimmon             2,133,525               59%
              3816 W. Linebaugh Ave.,
              #408
              Tampa, FL  33624

              Bertram E. Cutler               1,120,000               31%
              3816 W. Linebaugh Ave.,
              #408
              Tampa, FL  33624

Item 12. Certain Relationships and Related Transactions.

The Company has utilized the office space and related facilities of one of its founders and has reimbursed such founder for certain expenses under an information agreement. Such founder is also a major shareholder of the Company. The incorporator and former sole shareholder of Old AME Norman Brander also owned 50% of the outstanding common shares of Jazz and Marin; but, is a diminimus shareholder of the Company. Consulting and office use fees of approximately $116,000 were paid to Mr. Brander and his company, Volume Cruises, during 1996.

As of December 31, 1996, the Company established an allowance for doubtful receivables in the amount of $20,000 with a corresponding charge to operations, for an advance of $20,000 made to the former owner of a subsidiary, and the present owner of 2,800 shares of the Company's Class G Preferred Stock. During 1996, payments totaling $6,900 were made to the former owners of certain of the subsidiary companies and owners of the assets acquired for management fees.

The Company leases space on a month to month basis, beginning May 1, 1996, for its administrative offices from an individual with whom the Company has a financial consulting contract. The monthly rental amount is $461.97.

The financial consulting agreement provides for a total payment of $250,000 during the three year period ending July 13, 1998, plus a maximum of $30,000 of expenses during such period. during 1996, payments were made under the agreement and to related principals totaled approximately $129,000.

In February, 1996, the Company sold $52,000 of its prepaid television time to a corporation , one of whose principals is the trustee of the trust which sold the television time and certain other assets to the Company. The entity which purchased the television time was also paid $7,900 for certain computer services.

                                     Part IV

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following exhibits and financial statement schedules are filed as exhibits to this Report:

1. Financial Statements of the Registrant are included under Item 8 hereof as Pages F-1 through F-16.

2.  Financial Statement Schedules - None

3.  Exhibits:


Exhibit #         Description                                     Location/Page Number
---------         -----------                                     --------------------

3.1               Articles of Incorporation                       Exhibit to Registration
                                                                  Statement filed November
                                                                  14, 1991 by Registrant on Form S-18

3.2               Bylaws of Registrant                            Exhibit to Registration
                                                                  Statement filed November
                                                                  14, 1991 by Registrant on Form S-18

10.1              Articles of Amendment to Articles               Exhibit listed under hardship exemption
                  of Incorporation of Art, Music                  as provided in Rule 202 of Regulation
                  & Entertainment, Inc. and Cert. of              S-T.  Hardship Exemption grant date:
                  Designation, Preferences, Rights and            5/27/97
                  Limitation of Classes C, E, F, G, H, I
                  Convertible Preferred Stock

10.2              Articles of Incorporation of Art, Music         Exhibit listed under hardship exemption
                  & Entertainment with attachments                as provided in Rule 202 of Regulation
                                                                  S-T.  Hardship Exemption grant date:
                                                                  5/27/97

10.3              Articles of Amendment to Articles of            Exhibit listed under hardship exemption
                  Incorporation of Chatham International,         as provided in Rule 202 of Regulation
                  Inc.                                            S-T.  Hardship Exemption grant date:
                                                                  5/27/97

10.4              Articles of Incorporation of Cornerstone        Exhibit listed under hardship exemption
                  Capital, Inc.                                   as provided in Rule 202 of Regulation
                                                                  S-T.  Hardship Exemption grant date:
                                                                  5/27/97







10.5              Articles of Incorporation of International      Exhibit listed under hardship exemption
                  Jazz Hall of Fame Production Co., Inc.          as provided in Rule 202 of Regulation
                                                                  S-T.  Hardship Exemption grant date:
                                                                  5/27/97

10.6              Articles of Incorporation of                    Exhibit listed under hardship exemption
                  Octopus Entertainment, Inc.                     as provided in Rule 202 of Regulation
                                                                  S-T.  Hardship Exemption grant date:
                                                                  5/27/97

10.7              Articles of Amendment to Articles of            Exhibit listed under hardship exemption
                  Incorporation of Octopus Entertainment,         as provided in Rule 202 of Regulation
                  Inc.                                            S-T.  Hardship Exemption grant date:
                                                                  5/27/97

10.8              Articles of Incorporation of Marin              Exhibit listed under hardship exemption
                  Movies, Inc.                                    as provided in Rule 202 of Regulation
                                                                  S-T.  Hardship Exemption grant date:
                                                                  5/27/97

10.9              Articles of Amendment to Articles of            Exhibit listed under hardship exemption
                  Incorporation of Marin Movies, Inc.             as provided in Rule 202 of Regulation
                                                                  S-T.  Hardship Exemption grant date:
                                                                  5/27/97

10.10             Articles of Incorporation of Classical          Exhibit listed under hardship exemption
                  Music Collection, Inc.                          as provided in Rule 202 of Regulation
                                                                  S-T.  Hardship Exemption grant date:
                                                                  5/27/97

10.11             Articles of Amendment to Articles of            Exhibit listed under hardship exemption
                  Incorporation of Classical Music                as provided in Rule 202 of Regulation
                  Collection, Inc.                                S-T.  Hardship Exemption grant date:
                                                                  5/27/97

10.12             Articles of Incorporation of Spellbinder         Exhibit listed under hardship exemption
                  Productions, Inc. and Articles of                as provided in Rule 202 of Regulation
                  Amendment to Articles of Incorporation           S-T.  Hardship Exemption grant date:
                                                                   5/27/97

10.13             Bylaws of Art, Music &                           Exhibit listed under hardship exemption
                  Entertainment, Inc.                              as provided in Rule 202 of Regulation
                                                                   S-T.  Hardship Exemption grant date:
                                                                   5/27/97






10.14             Certificate of Name Change                       Exhibit listed under hardship exemption
                                                                   as provided in Rule 202 of Regulation
                                                                   S-T.  Hardship Exemption grant date:
                                                                   5/27/97

10.15             Articles of Amendment to Articles of             Exhibit listed under hardship exemption
                  Incorporation of Chatham International,          as provided in Rule 202 of Regulation
                  Inc.                                             S-T.  Hardship Exemption grant date:
                                                                   5/27/97

10.16             Agreement and Plan of Reorganization             Exhibit listed under hardship exemption
                  of AM&E, Inc. and IJHFPC                          as provided in Rule 202 of Regulation
                                                                   S-T.  Hardship Exemption grant date:
                                                                   5/27/97

10.17             Agreement and Plan of Reorganization of          Exhibit listed under hardship exemption
                  AM&E, Inc. and Marin Movies, Inc.                as provided in Rule 202 of Regulation
                                                                   S-T.  Hardship Exemption grant date:
                                                                   5/27/97

10.18             Agreement and Plan of Reorganization             Exhibit listed under hardship exemption
                  of AM&E, Inc. and Classical Music                as provided in Rule 202 of Regulation
                  Collection, Inc.                                 S-T.  Hardship Exemption grant date:
                                                                   5/27/97

10.19             Agreement and Plan of Reorganization             Exhibit listed under hardship exemption
                  of AM&E, Inc. and Octopus                        as provided in Rule 202 of Regulation
                  Entertainment, Inc.                              S-T.  Hardship Exemption grant date:
                                                                   5/27/97

10.20             Agreement and Plan of Reorganization             Exhibit listed under hardship exemption
                  of AM&E, Inc. and Spellbinder                    as provided in Rule 202 of Regulation
                  Productions, Inc.                                S-T.  Hardship Exemption grant date:
                                                                   5/27/97

10.21             Merger Agreement of Chatham                      Exhibit listed under hardship exemption
                  International, Inc. and Art, Music               as provided in Rule 202 of Regulation
                  & Entertainment, Inc.                            S-T.  Hardship Exemption grant date:
                                                                   5/27/97


(b) Reports on Form 8-K. There were no reports on Form 8-K for the twelve month period ended December 31, 1996.

(c) Proxy Statements. There were no proxy statements or annual reports sent to stockholders during the period covered herein.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant had duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Tampa, State of Florida on this 10th day of November, 1997.

Art, Music & Entertainment, Inc.
--------------------------------

By:  /s/Norman Brander
     ------------------------------
     Norman Brander, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

   Signature                         Title                       Date
   ---------                         -----                       ----

/s/Norman Brander              President/Director          November 10, 1997
--------------------------
Norman Brander

/s/ Sheryl B. Salvadore        Secretary/Director          November 10, 1997
--------------------------
Sheryl B. Salvadore

Alessandri & Alessandri, P.A.
Certified Public Accountants


                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Art, Music and Entertainment, Inc.
Coconut Creek, Florida

     We have audited the accompanying consolidated balance sheet of Art, Music and Entertainment, Inc. (formerly Chatham International, Inc.) (a development stage company), as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended, and for the period from May 25, 1988 (date of organization) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of Art, Music and Entertainment, Inc. (formerly Chatham International, Inc.) (a development stage company), as of December 31, 1996, and the results of its operations and its cash flows for the year then ended, and for the period from May 25, 1988 (date of organization) to December 31, 1996, in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company is in the development stage, and will require funds from profitable operations, from borrowings, and/or from sale of equity securities to execute its business plan. These factors raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

                           Accountants & Consultants
             5121 Ehrlich Road - Suite 106-B - Tampa Florida 33624
                      (813) 969-1995 - FAX (813) 960-2740
      Member: American Institute of Certified Public Accountants/Division
                                 of CPA Firms -
            Member Florida Institue of Certified Public Accountants

     During 1996, the Company acquired certain assets in exchange for various classes of preferred stock, which preferred stock was exchanged for restricted common shares of the Company in October 1997. Management of the Company ascribed an estimated value to the acquired assets, based in certain instances upon subsequent sales, and in other instances upon an appraisal(s) by an industry knowledgeable person or appraiser, or a combination of both. In one situation, the seller of an acquired asset had a fifty percent ownership of the asset, and is also a shareholder, director, and officer of the Company. Because of inadequate and independent substantiation of the ascribed asset values, certain of such amounts have been deducted from stockholders' equity for financial reporting purposes, while others were not assigned a carrying amount in the financial statements. To the extent that assets which were ascribed a value are sold, the related costs will be charged to operations.




                                           /s/ Alessandri & Alessandri, P.A.

Tampa, Florida
October 31, 1997

             ART, MUSIC, AND ENTERTAINMENT, INC., AND SUBSIDIARIES
                     (formerly Chatham International, Inc.)
                         (a development stage company)
                           CONSOLIDATED BALANCE SHEET
                               December 31, 1996

                                     ASSETS
--------------------------------------------------------------------------------

CURRENT ASSETS
  Cash                                                              $    18,433
  Show Deposit                                                            6,000
                                                                    -----------
             Total Current Assets                                        24,433
                                                                    -----------

OTHER ASSETS
  Deferred Expenses                                                      71,293
  Television Network Time                             $ 4,584,850
  Jazz Artists Lithographs                              2,178,272
                                                      -----------
                                                        6,763,122
       Less - Deduction from Stockholders'
          Equity (See Note 6)                          (6,763,122)
                                                      -------------------------
             Total Other Assets                                          71,293
                                                                    -----------

TOTAL                                                               $    95,726
                                                                    ===========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Cash Overdraft                                                    $     6,068
  Notes Payable                                                          41,624
  Accounts Payable and Accrued Liabilities                               43,943
                                                                    -----------
             Total Liabilities                                           91,635
                                                                    -----------


STOCKHOLDERS' EQUITY
  Preferred Stock - $.001 par value;
     10,000,000 shares authorized;
     206,467 shares issued with a
     preference value of $20,646,700                                  6,880,700

  Common Stock - $.001 par value;
     100,000,000 shares authorized;
     3,641,801 shares issued and outstanding                              3,642

 Paid in Capital                                                         87,743
 Deduction for Other Assets (See Note 6)                             (6,763,122)
  Retained Earnings (Deficit)                                          (204,872)
                                                                    -----------
             Total Stockholders' Equity                                   4,091
                                                                    -----------

                 TOTAL                                              $    95,726
                                                                    ===========



                See Notes to Consolidated Financial Statements.


                        ART, MUSIC, AND ENTERTAINMENT, INC., AND SUBSIDIARIES
                                 (formerly Chatham International, Inc.)
                                    (a development stage company)
                                CONSOLIDATED STATEMENT OF OPERATIONS
                           FOR THE PERIOD FROM ORGANIZATION (MAY 25, 1988)
                           TO December 31, 1996, AND FOR THE YEARS ENDED
                                     December 31, 1996 and 1995
-------------------------------------------------------------------------------------------------

                                                                               Cumulative from
                                                                              date of inception
                                                      1995          1996     to December 31, 1996
                                                   ----------------------------------------------

REVENUES AND SALES                                         0    $   631,395    $   631,395

COST OF REVENUES AND SALES                                 0        263,959        263,959
                                                   ----------------------------------------------
                          GROSS PROFIT                     0        367,436        367,436
                                                   ----------------------------------------------
OPERATING EXPENSES:

  Doubtful Amounts                                         0         20,000         34,469
  Consultants & Management Fees                            0        321,073        341,423
  Legal & Accounting                                       0         30,101         42,630
  Advertising                                              0         14,542         14,542
  Telephone                                            6,254         11,211         26,242
  Rent                                                 6,922          7,956         42,670
  Other General and Administrative                     2,633         33,942         65,776
                                                   ---------------------------------------------
                    TOTAL OPERATING EXPENSES          15,809        438,825        567,752
                                                   ---------------------------------------------

NET INCOME (LOSS)  FROM OPERATIONS                   (15,809)       (71,389)      (200,316)

OTHER INCOME AND (EXPENSE):

  Interest Income                                          0         (2,333)        (4,021)
  Interest Expense                                     2,832          3,417          8,577
                                                   ---------------------------------------------
             TOTAL OTHER INCOME AND (EXPENSE):         2,832          1,084          4,556
                                                   ---------------------------------------------
NET INCOME (LOSS)                                   ($18,641)      ($72,473)     ($204,872)
                                                   =============================================


Earnings per Common Share                             ($0.01)        ($0.02)
                                                   ========================
Weighted Average Number of Common Shares           3,555,268      3,624,350
                                                   ========================

                See Notes to Consolidated Financial Statements.



                                              ART, MUSIC, AND ENTERTAINMENT, INC., AND SUBSIDIARIES
                                                   (formerly Chatham International, Inc.)
                                                         (a development stage company)
                                                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                      FOR THE YEAR ENDED December 31, 1996
----------------------------------------------------------------------------------------------------------------------------------

                                                                                                                          Retained
                                      Preferred Stock              Deduction for         Common Stock         Paid in     Earnings
                                      Shares       $               Other Assets       Shares       $          Capital      (Loss)
                                    ----------------------------------------------------------------------------------------------
Balance, December 31, 1995                   0    $          0                       3,575,268     $ 3,575   $ 87,810    ($132,399)

Merger with Art, Music, and
  Entertainment, Inc.                  693,221      55,556,100                          66,533          67        (67)

Rescission of Merger with
  International Art Group, Inc.       (486,754)    (48,675,400)

Other Assets                                                         (6,763,122)

Net Income (Loss)                                                                                                          (72,473)
                                    ----------------------------------------------------------------------------------------------

Balance, December 31, 1996             206,467    $  6,880,700     ($ 6,763,122)     3,641,801     $ 3,642    $ 87,743    ($204,872)
                                    ===============================================================================================



                                            See Notes to Consoidated financial Statements.



                   ART, MUSIC, AND ENTERTAINMENT, INC., AND SUBSIDIARIES
                          (formerly Chatham International, Inc.)
                               (a development stage company)
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                      FOR THE PERIOD FROM ORGANIZATION (MAY 25, 1988)
                       TO December 31, 1996, AND FOR THE YEARS ENDED
                                December 31, 1996 and 1995
-------------------------------------------------------------------------------------------
                                                                           Cumulative from
                                                                          date of inception
                                                                            to December 31,
                                                    1995          1996           1996
                                                -------------------------------------------

CASH FLOWS FROM (TO)  OPERATING ACTIVITIES:

Net Income (Loss) From Operations:                (18,641)     ($ 72,472)     ($203,872)

Adjustments to reconcile income to
 net cash used in operating activities:
     Rescission of Merger                               0        (93,468)       (93,468)
     Common  Stock  issued for services                 0              0         15,900
     Cancellation of common stock                       0              0         (5,110)

Increase (Decrease) in Assets and Liabilities:
     Inventory                                          0        197,394        197,394
     Prepaid Expenses & Deposit                         0        (62,143)       (62,143)
     Payables & Accruals                                0         50,011         50,012
                                                -------------------------------------------
Net Cash From (To) Operating Activities           (18,641)        19,322       (101,287)
                                                -------------------------------------------
CASH FLOWS FROM (TO) FINANCING ACTIVITIES:

  Repayment of Loan                                     0         (9,770)        (9,770)
  Proceeds from Notes Payable                      18,936          8,367         49,894
  Proceeds from sale of common stock                    0              0         79,596
                                                -------------------------------------------
Net Cash From (To) Financing Activities            18,936         (1,403)       119,720
                                                -------------------------------------------
Increase (Decrease) in Cash                           295         17,919         18,433

Cash Balance, Beginning of Year/Period                219            514              0
                                                -------------------------------------------
Cash Balance, End of Year/Period                $     514      $  18,433      $  18,433
                                                ===========================================

Supplemental Disclosures of Cash Flow Information:

     Cash paid during the year for interest                         NONE

Supplemental Schedule of Non-Cash Investing and Financing Activities:

Preferred shares (77,500) having a preference of $7,750,000 were issued for television time of like amount and 66,533 common shares and 615,721 preferred shares were issued for assets totaling $51,244,100. In December 1996, a total of 486,754 preferred shares representing $48,675,400 were returned to the Company in a Rescission of the merger of International Art Group, Inc. In 1995 the Company issued 3,335,000 (net cancellation of 165,000 common shares) common shares for services rendered.


                           See Notes to Financial Statements.





                                   CHATHAM INTERNATIONAL, INC.
                                  (a development stage company)
                                STATEMENT OF STOCKHOLDERS' EQUITY
                         FOR THE PERIOD FROM ORGANIZATION (MAY 25, 1988)
                                       TO DECEMBER 31, 1995
--------------------------------------------------------------------------------------------
                                            Common        Stock       Paid In       Retained
                                            Shares          $         Capital       Earnings
                                         ---------------------------------------------------
Balance, May 25, 1988
(date of organization)

Proceeds from issuance of common stock      269,000    $      269   $   17,591

Net Income                                                                               54
                                         ---------------------------------------------------
Balance, December 31, 1989                  269,000           269       17,591           54

Net Loss                                                                             (2,866)

Proceeds from issuance of common stock      165,000           165        1,485

Common Stock issued for services             90,000            90          810
                                         ---------------------------------------------------
Balance, December 31, 1990                  524,000           524       19,886       (2,812)

Common Stock issued for services             20,000            20          980

Net Loss                                                                             (8,878)
                                         ---------------------------------------------------
Balance, December 31, 1991                  544,000           544       20,866      (11,690)

Proceeds from sale of common stock           16,268            16       67,753

Common Stock issued for services            180,000           180        8,820

Write off of deferred offering costs                                    (7,684)

Net Loss                                                                            (53,955)
                                         ---------------------------------------------------
Balance, December 31, 1992                  740,268           740       89,755      (65,645)

Cancellation of common stock               (165,000)         (165)      (3,945)

Common Stock issued to founders           3,000,000         3,000        2,000

Net Loss                                                                            (31,717)
                                         ---------------------------------------------------
Balance, December 31, 1993                3,575,268         3,575       87,810      (97,362)

Net Loss                                                                            (16,396)
                                         ---------------------------------------------------
Balance, December 31, 1994                3,575,268         3,575       87,810     (113,758)

Net Loss                                                                            (18,641)
                                         ---------------------------------------------------
Balance, December 31, 1995                3,575,268    $    3,575   $   87,810    ($132,399)
                                         ===================================================



                             See Notes to Financial Statements

                       ART, MUSIC, AND ENTERTAINMENT, INC.
                     (formerly Chatham International, Inc.)
                          (a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996
--------------------------------------------------------------------------------



NOTE 1 - ORGANIZATION:
----------------------

     Arts, Music, and Entertainment, Inc., ("Company") (formerly Chatham International, Inc.) was organized originally as Cornerstone Capital, Inc., under the laws of the State of Florida as a corporation on May 25, 1988. On September 22, 1990 the Company changed its' name to Chatham International, Inc. On April 5, 1996 the Board of Directors of the Company authorized the name of the Company to be changed from Chatham International, Inc., to Art, Music, and Entertainment, Inc., in connection with a merger, discussed elsewhere herein, with an entity of the same name. Such change was filed with the Secretary of State of Florida on July 18, 1996.

     The Company is in the development stage, and activities have included the arranging of an offering of common stock and warrants to the public, and the business of import/export management. Although the Company has realized certain sales and revenues during 1996, it will require additional funds from profitable operations, financing, and/or equity infusions to conduct business operations and execute its business plan(s).

     The art, music, and entertainment industries in which the Company is operating are highly volatile and competitive. Accordingly, the Company is exposed to significant risk in competing against other entities who have greater resources and experience.


NOTE 2 - BASIS OF ACCOUNTING:
-----------------------------

     The consolidated financial statements of the Company and its subsidiaries, have been presented on the basis that they are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has recently acquired certain assets solely through a merger(s) and issuance of various classes of preferred stock, and it is dependent upon the raising of cash via operations, loans, or equity transactions to fund its operations. There is no assurance that the Company will be successful in raising the cash needed to support its operations. No adjustments have been recorded with respect to these uncertainties.


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
----------------------------------------------------

     Principles of Consolidation - The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumption that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Film, Show, & Music Trade Names - Film, show, and music trade name rights relate to the items and/or rights. The costs will be amortized over the estimated amount of future usage, unless an item is contracted for a limited amount of usage, in which case the cost will be amortized over the contract period.

     Cash and Cash Equivalents - For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     Revenue Recognition - Revenues are recorded when the Company's products are shipped to customers. For one time shows in which the Company acts as a promoter, the revenues are recorded when the event occurs.

     Income Taxes - As of December 31, 1996 the Company has approximately $205,000 of tax loss carry forwards. The provision (benefit) for income taxes is based on the pre-tax earnings (loss) reported in the financial statements, adjusted for transactions that may never enter into the computation of income taxes payable. A deferred tax liability or asset is recognized for the estimated future tax effect attributable to temporary differences in the recognition of income and expenses for financial statement and income tax purposes. A valuation allowance is provided in the event that the tax benefits are not expected to be realized. At December 31, 1996, the valuation allowance was equal to the benefit from the tax loss carry forwards, because there is no assurance that the benefit will be realized.


NOTE 4 - MERGERS:
-----------------

     On April 5, 1996 the Company entered into a merger agreement with an entity having the name of Art, Music, and Entertainment, Inc., and changed its name from Chatham International, Inc., to Art, Music, and Entertainment, Inc. Under the terms of the agreement, the Company was the surviving entity, and it issued, on a one for one basis, 66,533 common and 615,721 preferred shares, for the similar outstanding shares of the merged entity. Further, the preferred shares issued by the Company in connection with the merger bear the same designations, rights, and preferences as those of the merged entity. For financial statement purposes, the merger was accounted for as of March 31, 1996 as a purchase. Also, for financial reporting purposes, the acquisitions discussed below, all of which were acquired on March 1 and 5, 1996, respectively, were accounted for as a purchase by Art, Music & Entertainment, Inc., ("Old AME"). Neither Old AME nor any of the acquired entities had conducted operations as of the date of acquisition. (Also see Note 15 Subsequent Events).

     The merged entity, Art, Music & Entertainment, Inc., ("Old AME") was formed on December 16, 1994 under the laws of the State of Florida. Since December 16, 1994 the Old AME had not conducted operations and had not prepared a business plan. Rather, the Old AME had been seeking other entities to acquire or with which to merge to provide the Old AME with product lines.

     On March 5, 1996, the Old AME entered into an Agreement and Plan of Reorganization with the International Art Group, Inc., ("Art Group") under the terms of which the Old AME acquired all of the outstanding capital stock of Art Group in exchange for 486,754 shares of Class H Convertible Preferred Stock of the Old AME. Art Group is not conducting operations and is reportedly the owner of an exclusive license from the government of the United States to publish and distribute the only official artwork to commemorate the Quincentennial (500th anniversary) of the discovery of America. In December 1996 the Company and the former shareholder of International Art Group, Inc., rescinded and canceled the merger, and 486,754 shares of the Company's Class H Preferred Stock issued to effect the merger were returned to the Company. Revenues of $140,400 from sales of certain of the artwork during 1996 remain with the Company.

     Old AME executed an Agreement and Plan of Reorganization on March 1, 1996 with the International Jazz Hall of Fame Production Co Inc. ("Jazz"). The terms of the agreement provided for the Old AME to acquire all of the outstanding common shares of Jazz in exchange for 44,666.68 common shares and 22,807 Class I Voting Convertible Preferred Shares of the Old AME. Jazz is not conducting operations and is the owner of lithographs of certain jazz artists. During 1996, the Company realized $184,748 from sales of the jazz lithographs, and $29,247 from its production of a Jazz Hall of Fame induction ceremony. In January 1997, the Company and the Class I Convertible Preferred Shareholders agreed to exchange such convertible preferred stock for 230,000 shares of the restricted common shares of the Company, which shares were issued in October 1997 (See Note 15 - Subsequent Events).

     On March 5, 1996 the Old AME signed an Agreement and Plan of Reorganization with Marin Movies, Inc. ("Marin"). The provisions of the agreement provide for Old AME to acquire all of the outstanding common stock of Marin in exchange for 2,800 shares of Class G Convertible Preferred Stock of the Old AME. Marin is not conducting operations and is the owner of master videos of 300 public domain movies. In January 1997, the Company and the Class G Convertible Preferred Shareholders agreed to exchange such convertible preferred stock for 28,000 shares of the restricted common shares of the Company, which shares were issued in October 1997 ( See Note 15 - Subsequent Events).

     An Agreement and Plan of Reorganization with Classical Music Collection, Inc., ("Classical") was executed by the Old AME on March 5, 1996. Under the terms of the agreement the Old AME acquired all of the outstanding common stock of Classical in exchange for 11,333,34 of the Old AME's common shares and 1,760 of the Old AME's Class F Voting Convertible Preferred shares. Classical is not conducting operations and is the owner of certain master music recordings. In January 1997, the Company and the Class F Convertible Preferred Shareholders agreed to exchange such convertible preferred stock for 7,967 shares of the restricted common shares of the Company, which shares were issued in October 1997 (See Note 15 - Subsequent Events).

     All of the outstanding common stock of Octopus Entertainment, Inc., ("Octopus") was acquired by the Old AME on March 5, 1996 under an Agreement and Plan of Reorganization of same date. The outstanding common stock of Octopus was acquired for 1,000 Class E Voting Convertible Preferred Stock of the Old AME. Octopus is not conducting operations and its sole assets are the ownership of two trade names and certain "big-band" sheet music. In January 1997, the Company and the Class E Convertible Preferred Shareholders agreed to exchange such convertible preferred stock for 10,000 shares of the restricted common shares of the Company, which shares were issued in October 1997 (See Note 15 - Subsequent Events).

     Also on March 5, 1996, the Old AME executed an Agreement and Plan of Reorganization with Spellbinder Productions, Inc. ("Spellbinder"), under which the Old AME acquired all of the outstanding common stock of Spellbinder in exchange for 9533.34 common shares and 100,600 Class C Voting Convertible Preferred shares of the Old AME. Spellbinder is not conducting operations, and its sole asset is the music and related hardware for a music and illusionary show copyrighted in 1990. In January 1997, the Company and the Class C Convertible Preferred Shareholders agreed to exchange such preferred stock for 100,000 shares of the restricted common shares of the Company, which shares were issued in October 1997 (See Note 15 Subsequent Events).


NOTE 5.  DEFERRED EXPENSES:
-------  ------------------

     Deferred expenses consist of amounts paid for jazz artists and recordings of their performances which the Company expects to convert to a saleable product(s).

NOTE 6 - OTHER ASSETS:
----------------------

         Other assets consist of the following:
                  Pre-paid television time                    $  4,584,850
                  Jazz Artists Lithographs                       2,178,272
                                                              ------------
                           Sub-total                             6,763,122
                                                              ------------

                  Public domain movies                              60,000
                  Music recordings                                 140,000
                  Trade names & sheet music                         10,000
                  Illusionary show                                  78,000
                                                              ------------
                           Sub-total                               288,000
                                                              ------------

                                    Total                     $  7,051,122
                                                              ============


     The foregoing items were acquired by the Company by the issuance of various classes of preferred stock. The carrying values assigned to each item represents an estimate by management, based upon a valuation by an industry knowledgeable person, in certain instances, and sales for those items for which sales were experienced. Although management believes that its estimate of the values assigned are reasonable, the estimates were not independently nor adequately determined. Accordingly, the $6,763,122 representing the value ascribed to certain jazz art and prepaid television network time have been included as an deduction element of stockholders' equity in the balance sheet because the Company has recognized revenues from sales of the items, and thus there are some indications of value. The $288,000 of value ascribed by management to other assets, as indicated above, have not been assigned a carrying value in the consolidated balance sheet.

     The prepaid television time was acquired by the issuance of 77,500 shares of the Company's Class A Convertible Preferred Stock which carries a preference and stated value of $100 per share. Management assigned an estimated value to the prepaid television time, which value was based upon a limited number of sales of the television time and advertising spots as reported by the network. Due to the absence of sufficient data and an independent analysis of the television time, the carrying amount ascribed to the television time by management has been deducted from stockholder's equity for financial reporting purposes. The Company expects to use the television time to market its own products; however, it also expects to sell any spots which it may not require.


NOTE 7 - NOTES PAYABLE:
-----------------------

     A founder and major shareholder of the Company has from time to time, loaned funds to the Company under a number of notes payable of varying amounts. As of December 31, 1996, the notes totaled $41,624, including accrued interest. All of the notes payable bear interest at the rate of 10% per annum and are either currently due or past due.


NOTE 8 - COMMON AND PREFERRED STOCK:
------------------------------------

     Common Stock - The Company has been authorized to issue 100,000,000 shares of common stock with a par value of $.001 per share. During 1993, the Company authorized the issuance of 3,000,000 shares to two persons, who are the founders and major shareholders of the Company, for services rendered. Also, during 1993, a total of 165,000 shares issued for services by an individual, who was formerly an officer, were canceled. The 3,000,000 shares were issued by the transfer agent in July 1996. The 165,000 shares were canceled by the Company and the transfer agent, and the Company retains the responsibility for defense of the canceled common shares. For financial statement purposes, these issued and canceled shares have been reflected as of the date of issuance and cancellation in 1993 in accordance with the respective actions of the Board of Directors.

     At December 31, 1996, there were 3,641,801 common shares outstanding. Common shares receive dividends when dividends are declared by the Board of Directors of the Company. Each share has one vote.


     Preferred Stock - The Articles of Incorporation, as amended, of the Company authorize the issuance 100,000,000 preferred shares with a par value of $.001 per share. As of December 31, 1996 the following classes of preferred stock were designated and outstanding.

               Class of
      Voting Convertible Preferred
                                                          Preference
                                                            Amount
                                           Shares              $
                                        -----------       -----------
               Class A                       77,500       $ 7,750,000
               Class B
               Class C                      100,600        10,060,000
               Class D
               Class E                        1,000           100,000
               Class F                        1,760           176,000
               Class G                        2,800           280,000
               Class I                       22,807         2,280,700
                                        -----------       -----------
                                            206,467       $20,646,700
                                        -----------
               Less amount to reduce to estimated
               asset values ascribed by
               management                                  13,478,000
                                                          -----------
                                                          $ 7,168,700
                                                          -----------

     The unamortized amount of the ascribed value for the Class A and Class I preferred stock shown above have been deducted as an element of stockholder's equity in the consolidated balance sheet, while the above values indicated for the remaining classes of preferred stock have been assigned no carrying value in the consolidated balance sheet.

     Class A Voting Preferred Stock - The Board of Directors voted to establish the Class A series of preferred stock and directed that such series have one vote per share, and which may be redeemed annually by the Company to the extent of 3% of the after tax annual net earnings of the Company either in cash or common stock, and a preference and stated value of $100 per share. The redemption in the form of common stock shall be at the rate of 70% of the average bid price for the last fifteen trading days of the year. In January, 1996, the Company issued 77,500 shares of the Class A Preferred Stock to acquire certain television time. In January 1997, the Company and the Class A convertible preferred shareholders agreed to exchange such preferred stock for 380,000 shares of the restricted common shares of the Company, which shares were issued in October 1997.

     Class C Voting Preferred Stock - The Board of Directors established this series with 100,600 shares authorized, with a stated value of $100 per share. The Class C has one vote per share; is equal in liquidation with the other preferred stock classes; may be redeemed annually by the Company to the extent of 20% of the annual net income of Spellbinder at the rate of $100 per share; or, the redemption maybe in common stock at the rate of 70% of market price. The Company issued 100,600 of these shares to acquire Spellbinder. In January 1997, the Company and the Class C convertible preferred shareholders agreed to exchange the convertible preferred stock for 100,000 shares of the restricted common shares of the Company, which shares were issued in October 1997. In connection with the exchange of shares the Company agreed to fund $1,800,000 within one year from January 1997, and also agreed to pay annual royalties under a five year royalty agreement ranging from 5% to 10%per annum of gross revenues derived from the Spellbinder project, with the maximum of royalties to be paid capped at $8,000,000.

     Class E Voting Preferred Stock - This series was established by the Board of Directors with 6,500 shares with a $100.00 per share value. The Class E has the same rights and privileges as Class C, except that the annual redemption amount is 20% of the annual net income of Octopus. The Company issued 1,000 shares to Octopus. In January, the Company and the Class E convertible preferred shareholders agreed to exchange the convertible preferred stock for 10,000 shares of the restricted common shares of the Company, which shares were issued in October 1997.

     Class F Voting Preferred Stock - This series was established by the Board of Directors with 1,760 shares with a $100.00 per share value. The Class F has the same rights and preferences as Class C, except that the annual redemption amount is 20% of the net annual income in excess of $270,000 of Classical. The Company issued 1,760 shares to Classical. In January 1997, the Company and the Class F convertible preferred shareholders agreed to exchange such convertible preferred stock for 7,967 shares of the restricted common shares of the Company, which shares were issued in October 1997.

     Class G Voting Preferred Stock - This class of preferred stock was established to acquire Marin. The class has the same rights and privileges as Class C, except that the annual redemption amount is 20% of the annual net income of Marin. The Company designated and issued 2,800 shares to Marin, with such shares having a stated value of $100 per share. In January 1997, the Company and the Class G convertible preferred shareholders agreed to exchange such convertible preferred shares for 28,000 shares of the restricted common shares of the Company, which shares were issued in October 1997.

     Class H Voting Preferred Stock - The Board of Directors established this class of preferred stock for the purpose of acquiring Art Group. The Class H has the same rights and privileges of Class C, except that the annual redemption amount is 20% of the annual net income of Art Group. The Company designated and issued 486,754 shares to the Art Group, with such shares having a stated value of $100 per share. On December 20, 1996, the Company and the former shareholder of Art Group agreed to rescind and cancel the merger, and the aforementioned 486,754 shares of the Class H Preferred Stock were returned to the Company.

     Class I Voting Preferred Stock - This series was designated by the Board of Directors for the purpose of acquiring Jazz. The Class I has the same rights and privileges of Class C, except that the annual redemption amount is 20% of the annual net income of Jazz. The Company designated and issued 22,807 shares to Jazz, with such shares having a stated value of $100 per share. In January 1997, the Company and the Class I convertible preferred shareholders agreed to exchange such convertible preferred shares for 230,000 shares of the restricted common shares of the Company, which shares were issued in October 1997.

NOTE 9 - PUBLIC OFFERING:
-------------------------

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

     The agreement also allowed the Underwriter to purchase a maximum of 49,800 warrants for a total price of $498.00. These warrants were exercisable over a four year period commencing one year from the effective date of the proposed public offering at an exercise price of $7.20 per share. Such warrants expired in 1996.

     The purpose of the offering was to provide funds to the Company to enter the business of import/export management. As of December 31, 1995, the Company had not realized revenues since the date of organization.

NOTE 10 - WARRANTS:
-------------------

     During 1989 the Company sold "units" to certain stockholders. Such units consisted of one share of common stock and three warrants for the purchase of one share of common stock each at an exercise price of $6.50 each for a period of 18 months from the date of the prospectus. As of December 31, 1991 there were warrants outstanding of 400,000. Such warrants have expired.

NOTE 11 - INCOME TAXES:
-----------------------

     The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to pre-tax income as a result of the following differences at December 31, 1996.

           Income tax provision (benefit) - 34%              $(24,641)
           Increase (decrease) in rates resulting from
              State income taxes                               (2,631)
           Valuation allowance for recognized deferred
               tax assets                                      27,272
                                                             --------
           Effective tax rates                               $   -0-
                                                             --------

     On a consolidated basis, the Company has deferred tax assets of approximately $77,000. The deferred tax assets maybe reduced as a result of net operating loss carryforwards which will not be available due to changes in control caused by the mergers, and the issuance of substantial additional stock. All of the deferred tax assets result primarily from unused net operating losses.

     The Company will need to realize significant profits to utilize the losses, all of which may not be available as noted previously, and may be further limited due to the organization, capitalization, and acquisition costs incurred. Because of these uncertainties, a valuation allowance was established in the same amounts as the deferred tax assets because the benefit is more likely than not to be lost.

     Accumulated net operating losses aggregating $205,000 expire in varying amounts through 2011 as shown below.

                     2005                $   3,000
                     2006                    9,000
                     2007                   54,000
                     2008                   32,000
                     2009                   16,000
                     2010                   19,000
                     2011                   72,000


NOTE 12 - RELATED PARTIES:
--------------------------


     The Company has utilized the office space and related facilities of one of its founders, and has reimbursed such founder for certain expenses under an informal agreement. Such founder is also a major shareholder of the Company. The incorporator and former sole shareholder of Old AME also owned 50% of the outstanding common shares of Jazz and Marin; but, is a diminimus shareholder of the Company. Consulting and office use fees of approximately $116,000 were paid to the latter during 1996.

     As of December 31, 1996, the Company established an allowance for doubtful receivables in the amount of $20,000 with a corresponding charge to operations, for an advance of $20,000 made to the former owner of a subsidiary, and the then owner of 2,800 shares of the Company's Class G Preferred Stock. During 1996, payments totaling $6,900 were made to the former owners of certain of the subsidiary companies and owners of the assets acquired for management fees.

     The Company leases space on a month to month basis, beginning May 1, 1996, for its administrative offices from an individual with whom the Company has a financial consulting contract. The monthly rental amount is $461.97.

     The financial consulting agreement provides for a total payment of $250,000 during the three year period ending July 13, 1998, plus a maximum of $30,000 of expenses during such period. During 1996, payments were made under the agreement and to related principals totaled approximately $129,000.

     In February, 1996 the Company sold $52,000 of its prepaid television time to a corporation, one of whose principals is the trustee of the trust which sold the television time and certain other assets to the Company. The entity which purchased the television time was also paid $7,900 for certain computer services.


NOTE 13 - REVENUES AND SALES:
-----------------------------

     Revenue and sales for the year ended December 31, 1996 are comprised as follows:

         Sales of:
                  Jazz lithographs                        $184,748
                  Christopher Columbus Trilogies           140,400
                  Television time                          277,000
         Revenues from Jazz Show                            29,247
                                                          --------
                           Total                          $631,395
                                                          ========


     The sales of the Jazz lithographs and the Christopher Columbus Trilogies were made under a contract with an entity based in China. As indicated above, $52,000 of the $277,000 of sales of television time were made to an entity having a principal related to the entity providing financial consulting services.



NOTE 15 - SUBSEQUENT EVENTS:
----------------------------

     The Company renegotiated in January 1997 with the former owners of the various assets acquired by the respective classes of convertible preferred stock, culminating in October 1997 with the exchange of all of the classes of issued preferred stock for restricted common shares of the Company. The number of the restricted common shares issued for the each class of preferred shares is indicated in the respective section of Notes 4 and 8 herein. In addition, the Company agreed with the Class C Convertible Preferred Shareholders to fund the project represented by such shares with $1,800,000, and also agreed to pay annual royalties for five years ranging from 5% to 10% of the gross revenues derived from the project. The royalties are capped at a maximum of $8,000,000.

     In May 1997, the Company entered into a license and marketing agreement with the Charlie Parker Memorial Foundation and the International Jazz Hall of Fame, Inc., for the exclusive right to license and market memorabilia, recording, artworks, etc., eminating from a produced ceremonial event regarding the International Jazz Hall of Fame Induction & Awards Ceremonies for a period for twenty years, which period may be extended for and additional ten years. The Charlie Parker Foundation is the owner of the registered service mark "The International Jazz Hall of Fame".

     The agreement has a term of twenty years with an option to renew for an additional ten years. The Company has agreed to pay an annual amount of $5,000, plus 8% of the gross proceeds of the sales and revenues from any event or product sales for the license.

     Also in May 1997, a subsidiary of the Company executed consulting agreements with the president of the Company and the president of the Charlie Parker Foundation for a term of twenty five years. Both presidents, or their estates, are to be paid 1% of the gross income of the International Jazz Hall of Fame Production Company, Inc., a subsidiary of the Company, for the period from the death or terminantion (other than for cause) of the consultant to the end of the aforementioned license agreement.