Form 10KSB/A
period 1996-12-31
ART MUSIC & ENTERTAINMENT INC/ FL
filed 1997-12-04
CIK 876158

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 FORM 10-KSB(A)

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the fiscal year ended:  December 31, 1996

Commission File number:  33-41063-A


                        ART, MUSIC & ENTERTAINMENT, INC.
             (Exact name of registrant as specified in its charter)


Florida                                           59-2960590
--------------------------------                  ------------------------------
State or Other Jurisdiction                      (I.R.S. Employer Identification
of incorporation or organization)                 Number)


4400 W. Sample Road, Suite 140, Coconut Creek, FL  33073
--------------------------------------------------------
(Address of principal Executive Offices         Zip Code)

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

As of December 31, 1996, 3,641,801 shares of common stock and 206,467 shares of preferred stock were outstanding. The aggregate market value of the Stock held by non-affiliates of Art, Music & Entertainment, Inc. was none.

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


                           Common Stock              Common Stock
1996                       Bid High                  Bid Low
----------------------------------------------------------------
1st Quarter                n/a                       n/a
2nd Quarter                n/a                       n/a
3rd Quarter                n/a                       n/a
4th Quarter                n/a                       n/a

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

Liquidity and Capital Assets.
-----------------------------

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

     During the fiscal year ended December 31, 1996, the Company incurred $33,942 in general and administrative expenses for a total net operating loss of ($71,389). In 1995, the Company incurred $15,809 in general and administrative expenses, for a total net operating loss of ($15,809).

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

During the fiscal year ended December 31, 1995, the Company incurred $15,809 in general and administrative expenses and $2,832 in interest expense for a total net loss of $18,641. In 1994, the Company incurred $15,128 in general and administrative expenses, and $1,268 in interest expense, for a total net loss of $16,396.

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

                                           SUMMARY COMPENSATION TABLE OF EXECUTIVES
                                           ----------------------------------------
                                                  Annual Compensation                               Awards
=================================================================================================================================
Name and             Year           Consulting           Bonus          Other Annual            Restricted           Securities
Principal                           Fees ($) or          ($)            Compensation ($)        Stock                Underlying
Position                            Salary                                                      Award(s)($)          Options/SARs
---------------------------------------------------------------------------------------------------------------------------------
Norman               1994           0                    0              0                       0                    0
Brander,
President          --------------------------------------------------------------------------------------------------------------
                     1995           0                    0              0                       0                    0
                   --------------------------------------------------------------------------------------------------------------
                     1996           14,000               0              0                       0                    0
=================================================================================================================================

Sheryl B.            1994           0                    0              0                       0                    0
Salvadore,
Secretary          --------------------------------------------------------------------------------------------------------------
                     1995           0                    0              0                       0                    0
                   --------------------------------------------------------------------------------------------------------------
                     1996           0                    0              0                       0                    0
=================================================================================================================================

Thomas L.            1994           0                    0              0                       0                    0
McCrimmon          --------------------------------------------------------------------------------------------------------------
                     1995           0                    0              0                       0                    0
                   --------------------------------------------------------------------------------------------------------------
                     1996           0                    0              0                       0                    0
=================================================================================================================================

Bertram E.           1994           0                    0              0                       0                    0
Cutler             --------------------------------------------------------------------------------------------------------------
                     1995           0                    0              0                       0                    0
                   --------------------------------------------------------------------------------------------------------------
                     1996           0                    0              0                       0                    0
=================================================================================================================================


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

Aggregated  Option/SAR  Exercises in Last Fiscal Year an FY-End Option/SAR value
(None)

Long Term Incentive Plans - Awards in Last Fiscal Year (None)

                              DIRECTOR COMPENSATION FOR LAST FISCAL YEAR
                              ------------------------------------------

(Except for  compensation of Officers who are also Directors which  Compensation is listed in Summary
Compensation Table of Executives)

                             Cash Compensation                  Security Grants
========================================================================================================
Name                                  Annual       Meeting    Consulting     Number      Number of
                                      Retainer     Fees ($)   Fees/Other     of          Securities
                                      Fees ($)                Fees ($)       Shares      Underlying
                                                                             (#)         Options/SARs(#)
--------------------------------------------------------------------------------------------------------
A. Director, Norman Brander           0            0          0              0           0
--------------------------------------------------------------------------------------------------------
B. Director, Sheryl B. Salvadore      0            0          0              0           0
--------------------------------------------------------------------------------------------------------

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

    a.)       Officers and Directors
Stock Title     Name and Address           Amount of Beneficial     Percentage
of Class        of Beneficial Owner             Ownership           of Class
--------        -------------------             ---------           --------

Common          Norman Brander                   23,333             less than 1%
                President and Director
                4400 W. Sample Road, #140
                Coconut Creek, FL 33073

Common          Sheryl B. Salvadore                   0                       0%
                Secretary/Treasurer/Director
                4400 W. Sample Road, #140
                Coconut Creek, FL 33073

                All Officers and                 23,333             less than 1%
                Directors as a Group
                (2 Persons)

                                       16

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

                                       20

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant had duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Tampa, State of Florida on this 25th day of November, 1997.

Art, Music & Entertainment, Inc.
--------------------------------

By: /s/ Norman Brander
   -----------------------------
   Norman Brander, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signature                        Title                         Date
---------                        -----                         ----

/s/ Norman Brander               President/Director            November 25, 1997
-----------------------
Norman Brander


/s/ Sheryl B. Salvadore          Secretary/Director            November 25, 1997
-----------------------
Sheryl B. Salvadore

                        ART, MUSIC & ENTERTAINMENT, INC.
                     (formerly Chatham International, Inc.)
                         (a development stage company)

                       Consolidated Financial Statements
                               December 31, 1996

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Art, Music and Entertainment, Inc.
Coconut Creek, Florida

     We have audited the accompanying consolidated balance sheet of Art, Music and Entertainment, Inc. (formerly Chatham International, Inc.) (a development stage company), as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1996 and 1995, and for the period from May 25, 1988 (date of organization) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of Art, Music and Entertainment, Inc. (formerly Chatham International, Inc.) (a development stage company), as of December 31, 1996, and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995, and for the period from May 25, 1988 (date of organization) to December 31, 1996, in conformity with generally accepted accounting principles.

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






Tampa, Florida                               /s/  Alessandri & Alessandri
October 31, 1997                             -----------------------------------

             ART, MUSIC, AND ENTERTAINMENT, INC., AND SUBSIDIARIES
                     (formerly Chatham International, Inc.)
                         (a development stage company)
                           CONSOLIDATED BALANCE SHEET
                               December 31, 1996
--------------------------------------------------------------------------------

                                     ASSETS


CURRENT ASSETS
  Cash                                                                $  18,433
  Show Deposit                                                            6,000
                                                                      ---------
Total Current Assets                                                     24,433
                                                                      ---------

OTHER ASSETS
  Deferred Expenses                                                      71,293
  Television Network Time                              $4,584,850
  Jazz Artists Lithographs                              2,178,272
                                                       ----------
                                                        6,763,122
            Less - Deduction from Stockholders'
              Equity (See Note 6)                      (6,763,122)
                                                       ------------------------
                   Total Other Assets                                    71,293
                                                                      ---------

                                                TOTAL                 $  95,726
                                                                      =========



                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Cash Overdraft                                                      $   6,068
  Notes Payable                                                          41,624
  Accounts Payable and Accrued Liabilities                               43,943
                                                                      ---------
                  Total Liabilities                                      91,635
                                                                      ---------


STOCKHOLDERS' EQUITY
  Preferred Stock - $.001 par value; 10,000,000
    shares authorized; 206,467
    shares issued with a preference value of $20,646,700              6,880,700

  Common Stock - $.001 par value; 100,000,000
    shares authorized; 3,641,801
    shares issued and outstanding                                         3,642

 Paid in Capital                                                         87,743
 Deduction for Other Assets (See Note 6)                             (6,763,122)
  Retained Earnings (Deficit)                                          (204,872)
                                                                      ---------
                   Total Stockholders' Equity                             4,091
                                                                      ---------

                                                TOTAL                 $  95,726
                                                                      =========


                 See Notes to Consolidated Financial Statements



                        ART, MUSIC, AND ENTERTAINMENT, INC., AND SUBSIDIARIES
                               (formerly Chatham International, Inc.)
                                    (a development stage company)
                                 CONSOLIDATED STATEMENT OF OPERATIONS
                            FOR THE PERIOD FROM ORGANIZATION (MAY 25, 1988)
                             TO December 31, 1996, AND FOR THE YEARS ENDED
                                      December 31, 1996 and 1995
-------------------------------------------------------------------------------------------------------------

                                                                                           Cumulative from
                                                                                          date of inception
                                                   1996                   1995           to December 31, 1996
                                               --------------------------------------------------------------
REVENUES AND SALES                             $   631,395                                   $   631,395

COST OF REVENUES AND SALES                         263,959                   --                  263,959

                                               --------------------------------------------------------------
                      GROSS PROFIT                 367,436                      0                367,436
                                               --------------------------------------------------------------
OPERATING EXPENSES:

  Doubtful Amounts                                  20,000                   --                   34,469
  Consultants & Management Fees                    321,073                   --                  341,423
  Legal & Accounting                                30,101                   --                   42,630
  Advertising                                       14,542                   --                   14,542
  Telephone                                         11,211                  6,254                 26,242
  Rent                                               7,956                  6,922                 42,670
  Other General and Administrative                  33,942                  2,633                 65,776
                                               --------------------------------------------------------------
               TOTAL OPERATING EXPENSES            438,825                 15,809                567,752
                                               --------------------------------------------------------------

NET INCOME (LOSS)  FROM OPERATIONS                 (71,389)               (15,809)              (200,316)

OTHER INCOME AND (EXPENSE):

  Interest Income                                    2,333                   --                    4,021
  Interest Expense                                  (3,417)                (2,832)                (8,577)
                                               --------------------------------------------------------------
          TOTAL OTHER INCOME AND (EXPENSE):         (1,084)                (2,832)                (4,556)
                                               --------------------------------------------------------------

NET INCOME (LOSS)                              ($   72,473)           ($   18,641)           ($  204,872)
                                               ==============================================================


Earnings per Common Share                      ($     0.02)           ($     0.01)
                                               ===================================

Weighted Average Number of Common Shares         3,624,350              3,555,268
                                               ===================================


                               See Notes to Consolidated Financial Statements.




                                      ART, MUSIC, AND ENTERTAINMENT, INC., AND SUBSIDIARIES
                                              (formerly Chatham International, Inc.)
                                                   (a development stage company)
                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                               FOR THE YEAR ENDED December 31, 1996
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                          Retained
                                         Preferred Stock          Deduction for         Common Stock        Paid in       Earnings
                                       Shares          $           Other Assets     Shares          $       Capital        (Loss)
                                      ----------------------------------------------------------------------------------------------

Balance, December 31, 1995                    0   $          0                    3,575,268     $  3,575   $  87,810   ($   132,399)

Merger with Art, Music, and
  Entertainment, Inc.                   693,221     55,556,100                       66,533           67         (67)

Rescission of Merger with
 International Art Group, Inc.         (486,754)   (48,675,400)

Other Assets                                                        (6,763,122)

Net Income (Loss)                                                                                                           (72,473)
                                      ----------------------------------------------------------------------------------------------
Balance, December 31, 1996              206,467   $  6,880,700    ($ 6,763,122)   3,641,801    $  3,642    $  87,743   ($   204,872)
                                      ==============================================================================================


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

--------------------------------------------------------------------------------------------------------------
                                                                                           Cumulative from
                                                                                          date of inception
                                                             1996              1995      to December 31, 1996
                                                         -----------------------------------------------------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:

Net Income (Loss) From Operations:                        ($ 72,472)          (18,641)        ($204,872)

Adjustments to reconcile income to net cash
  used in operating activities:
     Rescission of Merger                                   (93,468)             --             (93,468)
     Common  Stock  issued for services                        --                --              15,900
     Cancellation of common stock                              --                --              (4,110)

Increase (Decrease) in Assets and Liabilities:
     Inventory                                              197,394              --             197,394
     Prepaid Expenses & Deposit                             (62,143)             --             (62,143)
     Payables & Accruals                                     50,012              --              50,012

                                                         -----------------------------------------------------
Net Cash From (To) Operating Activities                      19,322           (18,641)         (101,287)
                                                         -----------------------------------------------------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:

  Repayment of Loan                                          (9,770)             --              (9,770)
  Proceeds from Notes Payable                                 8,367            18,936            49,894
  Proceeds from sale of common stock                           --                --              79,596

                                                         -----------------------------------------------------
Net Cash From (To) Financing Activities                      (1,403)           18,936           119,720
                                                         -----------------------------------------------------

Increase (Decrease) in Cash                                  17,919               295            18,433

Cash Balance, Beginning of Year/Period                          514               219                 0

                                                         -----------------------------------------------------
Cash Balance, End of Year/Period                          $  18,433         $     514         $  18,433
                                                         =====================================================

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





                See Notes to Consolidated Financial Statements.


                                 ART, MUSIC & ENTERTAINMENT, INC., AND SUBSIDIARIES
                                        (formerly Chatham Interntional, Inc.)
                                           (a development stage company)
                                         STATEMENT OF STOCKHOLDERS' EQUITY
                                          FOR THE PERIOD FROM ORGANIZATION
                                        (MAY 25, 1988) TO DECEMBER 31, 1995
----------------------------------------------------------------------------------------------------------------------

                                                    Common            Stock             Paid In               Retained
                                                    Shares              $               Capital               Earnings
                                               -----------------------------------------------------------------------

Balance, May 25, 1988
(date of organization)

Proceeds from issuance of common stock             269,000         $      269         $   17,591

Net Income                                                                                                       54

                                               -----------------------------------------------------------------------
Balance, December 31, 1989                         269,000                269             17,591                 54

Net Loss                                                                                                     (2,866)

Proceeds from issuance of common stock             165,000                165              1,485

Common Stock issued for services                    90,000                 90                810

                                               -----------------------------------------------------------------------
Balance, December 31, 1990                         524,000                524             19,886             (2,812)

Common Stock issued for services                    20,000                 20                980

Net Loss                                                                                                     (8,878)

                                               -----------------------------------------------------------------------
Balance, December 31, 1991                         544,000                544             20,866            (11,690)

Proceeds from sale of common stock                  16,268                 16             67,753

Common Stock issued for services                   180,000                180              8,820

Write off of deferred offering costs                                                      (7,684)

Net Loss                                                                                                    (53,955)

                                               -----------------------------------------------------------------------
Balance, December 31, 1992                         740,268                740             89,755            (65,645)

Cancellation of common stock                      (165,000)              (165)            (3,945)

Common Stock issued to founders                  3,000,000              3,000              2,000

Net Loss                                                                                                    (31,717)

                                               -----------------------------------------------------------------------
Balance, December 31, 1993                       3,575,268              3,575             87,810            (97,362)

Net Loss                                                                                                    (16,396)

                                               -----------------------------------------------------------------------
Balance, December 31, 1994                       3,575,268              3,575             87,810           (113,758)

Net Loss                                                                                                    (18,641)

                                               -----------------------------------------------------------------------
Balance, December 31, 1995                       3,575,268         $    3,575         $   87,810         ($ 132,399)
                                               =======================================================================




                                         See Notes to Financial Statements.

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


NOTE 5. DEFERRED EXPENSES:
--------------------------

     Deferred expenses consist of amounts paid for jazz artists and recordings of their performances which the Company expects to convert to a saleable product(s).

NOTE 6 - OTHER ASSETS:
----------------------

Other assets consist of the following:
         Pre-paid television time                      $4,584,850
         Jazz Artists Lithographs                       2,178,272
                                                       ----------
                  Sub-total                             6,763,122
                  ---------                            ----------

         Public domain movies                              60,000
         Music recordings                                 140,000
         Trade names & sheet music                         10,000
         Illusionary show                                  78,000
                                                       ----------
                  Sub-total                               288,000
                                                       ----------

                           Total                       $7,051,122
                                                       ----------

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

             Class of
    Voting Convertible Preferred
    ----------------------------
                                                            Preference
                                                              Amount
                                        Shares                  $
                                       --------            ------------
             Class A                     77,500            $  7,750,000
             Class B
             Class C                    100,600              10,060,000
             Class D
             Class E                      1,000                 100,000
             Class F                      1,760                 176,000
             Class G                      2,800                 280,000
             Class I                     22,807               2,280,700
                                       --------           -------------
                                        206,467             $20,646,700
                                       --------
             Less amount to reduce to estimated
             asset values ascribed by
             management                                      13,478,000
                                                           ------------
                                                           $  7,168,700
                                                           ------------

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


NOTE 13 - REVENUES AND SALES:
-----------------------------

     Revenue and sales for the year ended December 31, 1996 are comprised as follows:

          Sales of:
                   Jazz lithographs                        $184,748
                   Christopher Columbus Trilogies           140,400
                   Television time                          277,000
          Revenues from Jazz Show                            29,247
                                                           --------
                            Total                          $631,395
                                                           --------

     The sales of the Jazz lithographs and the Christopher Columbus Trilogies were made under a contract with an entity based in China. As indicated above, $52,000 of the $277,000 of sales of television time were made to an entity having a principal related to the entity providing financial consulting services.


NOTE 14 - NOT USED
------------------


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

     Also in May 1997, a subsidiary of the Company executed consulting agreements with the president of the Company and the president of the Charlie Parker Foundation for a term of twenty five years. Both presidents, or their estates, are to be paid 1% of the gross income of the International Jazz Hall of Fame Production Co., Inc., a subsidiary of the Company, for the period from the death or terminantion (other than for cause) of the consultant to the end of the aforementioned license agreement.