Form 10QSB
period 1997-03-31
ART MUSIC & ENTERTAINMENT INC/ FL
filed 1998-01-09
CIK 876158

SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC 20549

                           FORM 10QSB


         Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended                  Commission File Number
March 31, 1997                     33-41063-A

                ART, MUSIC & ENTERTAINMENT, INC.
     (Exact name of registrant as specified in its charter)

Florida                            59-2960590
State or Other Jurisdiction        (I.R.S. Employer
of incorporation or organization)  Identification Number)

4400 W. Sample Road, Suite 140, Coconut Creek, FL  33073
(Address of principal Executive Offices Zip Code)

Registrant's telephone number, including area code:(954-971-9100)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                         Yes         No   __X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    4,397,767 as of March 31, 1997

       ART, MUSIC & ENTERTAINMENT, INC. AND SUBSIDIARIES
                 (A Development Stage Company)
                   CONSOLIDATED BALANCE SHEET
                          (Unaudited)
                                       December   March 31, 1997
                                       31, 1996
Current Assets:

Cash and cash equivalents               $24,433          $19,789

Total current assets                    $24,433          $19,789

Other Assets:

Other Assets and Deferred            $6,834,415        6,836,616
Expenses

Less Deduction from Stockholders    (6,763,122)      (6,763,122)
Equity

Total Other Assets                       71,293           73,494

TOTAL ASSETS                            $95,726          $93,283

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

Accounts payable                        $91,635          $87,068

Total current liabilities                91,635           87,068

Stockholder's equity:

Preferred Stock, $.001 stated         6,880,700
value;
Preferred Stock Conversion                             2,486,575

Common stock, $0.01 stated value          3,642            4,397
100,000,000 shares authorized;
3,641,801 shares issued and
outstanding at December 31, 1996;
4,397,767 shares issued and
outstanding as of March 31, 1997


Additional - Paid in Capital             87,743        4,481,113

Deduction for Other Assets          (6,763,122)      (6,763,122)

Current Income (loss)                                      2,124

Retained Earnings (deficit)           (204,872)        (204,872)

Total Equity                              4,111            6,215

TOTAL LIABILITIES & STOCKHOLDERS'       $95,726          $93,283
EQUITY
The accompanying notes are an integral part of the financial statements.

       ART, MUSIC & ENTERTAINMENT, INC. AND SUBSIDIARIES
                 (A Development Stage Company)


              CONSOLIDATED STATEMENT OF OPERATIONS
                          (Unaudited)

                       Three Months Endin March 31,
                          1997                  1996

Revenue & Interest     $80,000                     -

Total Revenue &         80,000                     -
Interest

Cost of Revenues        26,850                     -
Expenses, General &     51,026                     -
Administrative
Provision for Income
Tax

Net Income (loss)       $2,124                     -
for Period

Net Income (loss)        >$.01                     -
per share

Weighted average     4,019,783             3,641,801
number of common
shares





















The accompanying notes are an integral part of the financial statements.

      ART, MUSIC & ENTERTAINMENT, INC. AND SUBSIDIARIES
                 (A Development Stage Company)

                    STATEMENT OF CASH FLOWS
                          (unaudited)

                                 Three Months       Three Months
                             Ending March 31,       Ending March
                                         1997           31, 1996
Cash flows from operating
activities:

Net income (loss)                      $2,124                 $-

Adjustments to Reconcile
Net Income (loss) to Net
Cash provided (used by)
Operating Activities:

Amortization                               $-                 $-

Rent                                       $-                 $-

Changes in:

Accounts payable                       $1,500                 $-


Cash provided (used) by                  (76)                 $-
operating activities


Cash at beginning of                  $18,365                 $-
Period

Contributed Capital                   (2,124)                  -

Cash at end of period                 $19,789                 $-












The accompanying notes are an integral part of the financial statements.

       ART, MUSIC & ENTERTAINMENT, INC. AND SUBSIDIARIES
                 (A Development Stage Company)


                 NOTES TO FINANCIAL STATEMENTS
                          (unaudited)


NOTE 1 - ORGANIZATION:

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

      Income Taxes - As of December 31, 1996 the Company had approximately $205,000 of tax loss carry forwards. The provision (benefit) for income taxes is based on the pre-tax earnings (loss) reported in the financial statements, adjusted for transactions that may never enter into the computation of income taxes payable. A deferred tax liability or asset is recognized for the estimated future tax effect attributable to temporary differences in the recognition of income and expenses for financial statement and
income tax purposes.   A valuation allowance is provided in the
event that the tax benefits are not expected to be realized. At December 31, 1996, the valuation allowance was equal to the benefit from the tax loss carry forwards, because there is no assurance that the benefit will be realized.


NOTE 4 - MERGERS:

     On April 5, 1996 the Company entered into a merger agreement with an entity having the name of Art, Music, and Entertainment, Inc., and changed its name from Chatham International, Inc., to Art, Music, and Entertainment, Inc. Under the terms of the agreement, the Company was the surviving entity, and it issued, on a one for one basis, 66,533 common and 615,721 preferred shares, for the similar outstanding shares of the merged entity. Further, the preferred shares issued by the Company in connection with the merger bear the same designations, rights, and preferences as those of the merged entity. For financial statement purposes, the merger was accounted for as of March 31, 1996 as a purchase. Also, for financial reporting purposes, the acquisitions discussed below, all of which were acquired on March 1 and 5, 1996, respectively, were accounted for as a purchase by Art, Music & Entertainment, Inc., ("Old AME"). Neither Old AME nor any of the acquired entities had conducted operations as of the date of acquisition. (Also see Note 13).

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

      Old AME executed an Agreement and Plan of Reorganization on March 1, 1996 with the International Jazz Hall of Fame Production Co Inc. ("Jazz"). The terms of the agreement provided for the Old AME to acquire all of the outstanding common shares of Jazz in exchange for 44,666.68 common shares and 22,807 Class I Voting Convertible Preferred Shares of the Old AME. Jazz is not conducting operations and is the owner of lithographs of certain jazz artists. During 1996, the Company realized $184,748 from sales of the jazz lithographs, and $29,247 from its production of a Jazz Hall of Fame induction ceremony. In January 1997, the Company and the Class I Convertible Preferred Shareholders agreed to exchange such convertible preferred stock for 230,000 shares of the restricted common shares of the Company, which shares were issued in October 1997 (See Note 13).

     On March 5, 1996 the Old AME signed an Agreement and Plan of Reorganization with Marin Movies, Inc. ("Marin"). The provisions of the agreement provide for Old AME to acquire all of the outstanding common stock of Marin in exchange for 2,800 shares of Class G Convertible Preferred Stock of the Old AME. Marin is not conducting operations and is the owner of master videos of 300 public domain movies. In January 1997, the Company and the Class G Convertible Preferred Shareholders agreed to exchange such convertible preferred stock for 28,000 shares of the restricted common shares of the Company, which shares were issued in October 1997 ( See Note 13).

     An Agreement and Plan of Reorganization with Classical Music Collection, Inc., ("Classical") was executed by the Old AME on March 5, 1996. Under the terms of the agreement the Old AME acquired all of the outstanding common stock of Classical in exchange for 11,333.34 of the Old AME's common shares and 1,760 of the Old AME's Class F Voting Convertible Preferred shares. Classical is not conducting operations and is the owner of certain master music recordings. In January 1997, the Company and the Class F Convertible Preferred Shareholders agreed to exchange such convertible preferred stock for 7,967 shares of the restricted common shares of the Company, which shares were issued in October 1997 (See Note 13).

       All of the outstanding common stock of Octopus Entertainment, Inc., ("Octopus") was acquired by the Old AME on March 5, 1996 under an Agreement and Plan of Reorganization of same date. The outstanding common stock of Octopus was acquired for 1,000 Class E Voting Convertible Preferred Stock of the Old AME. Octopus is not conducting operations and its sole assets are the ownership of two trade names and certain "big-band" sheet music. In January 1997, the Company and the Class E Convertible Preferred Shareholders agreed to exchange such convertible preferred stock for 10,000 shares of the restricted common shares of the Company, which shares were issued in October 1997 (See Note 13).

     Also on March 5, 1996, the Old AME executed an Agreement and Plan of Reorganization with Spellbinder Productions, Inc. ("Spellbinder"), under which the Old AME acquired all of the outstanding common stock of Spellbinder in exchange for 9,533.34 common shares and 100,600 Class C Voting Convertible Preferred shares of the Old AME. Spellbinder is not conducting operations, and its sole asset is the music and related hardware for a music and illusionary show copyrighted in 1990. In January 1997, the Company and the Class C Convertible Preferred Shareholders agreed to exchange such preferred stock for 100,000 shares of the restricted common shares of the Company, which shares were issued in October 1997 (See Note 13).


NOTE 5.  DEFERRED EXPENSES:

      Deferred expenses consist of amounts paid for jazz artists and recordings of their performances which the Company expects to convert to a saleable product(s).

NOTE 6 - OTHER ASSETS:

     Other assets consist of the following:
          Pre-paid television time           $   4,584,850
          Jazz Artists Lithographs               2,178,272
          Sub-total                              6,763,122

          Public domain movies                      60,000
          Music recordings                         140,000
          Trade names & sheet music                 10,000
          Illusionary show                          78,000
          Sub-total                                288,000

                    Total                    $   7,051,122

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


NOTE 7 - NOTES PAYABLE:

     A founder and major shareholder of the Company has from time to time, loaned funds to the Company under a number of notes payable of varying amounts. As of quarter end, the notes totaled $42,610, including accrued interest. All of the notes payable bear interest at the rate of 10% per annum and are either currently due or past due.

NOTE 8 - COMMON AND PREFERRED STOCK:

      Common Stock - The Company has been authorized to issue 100,000,000 shares of common stock with a par value of $.001 per share. During 1993, the Company authorized the issuance of 3,000,000 shares to two persons, who are the founders and major shareholders of the Company, for services rendered. Also, during 1993, a total of 165,000 shares issued for services by an individual, who was formerly an officer, were canceled. The 3,000,000 shares were issued by the transfer agent in July 1996. The 165,000 shares were canceled by the Company and the transfer agent, and the Company retains the responsibility for defense of the canceled common shares. For financial statement purposes, these issued and canceled shares have been reflected a of the date of issuance and cancellation in 1993 in accordance with the respective actions of the Board of Directors.

       At quarter end, there were 4,397,767 common shares outstanding. Common shares receive dividends when dividends are declared by the Board of Directors of the Company. Each share has one vote.

     Preferred Stock - The Articles of Incorporation, as amended, of the Company authorize the issuance 100,000,000 preferred shares with a par value of $.001 per share. As of December 31, 1996 the following classes of preferred stock were designated and outstanding.

               Class of
          Voting Convertible Preferred
                                        Preference
                                           Amount
                              Shares             $
               Class A         77,500   $  7,750,000
               Class B
               Class C        100,600     10,060,000
               Class D
               Class E          1,000        100,000
               Class F          1,760        176,000
               Class G          2,800        280,000
               Class I         22,807      2,280,700
                              206,467   $ 20,646,700
               Less amount to reduce to estimated
               asset values ascribed by
               management                 13,478,000
                                        $  7,168,700

     The unamortized amount of the ascribed value for the Class A and Class I preferred stock shown above have been deducted as an element of stockholders' equity in the consolidated balance sheet, while the above values indicated for the remaining classes of preferred stock have been assigned no carrying value in the consolidated balance sheet.

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

NOTE 9 - PRIOR OFFERING:

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

      The purpose o the offering was to provide funds to the Company to enter the business of import/export management. As of December 31, 1995, the Company had not realized revenues since the date of organization.

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

          Income tax provision (benefit) - 34%         $(24,641)
          Increase (decrease) in rates resulting from
             State income taxes                          (2,631)
          Valuation allowance for recognized deferred
              tax assets                                 27,272
          Effective tax rates                     $        -0-
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

      The Company leases space on a month to month basis, beginning May 1,1996, forits administrative offices from an individual with whom the Company has a financial consulting contract. The monthly rental amount is $461.97.

      The financial consulting agreement provides for a total payment of $250,000 during the three year period ending July 13, 1998, plus a maximum of $30,000 of expenses during such period. During 1996, payments were made under the agreement and to related principals totaled approximately $129,000.

      In the second quarter 1996 the Company sold $52,000 of its prepaid television time to a corporation, one of whose principals is the trustee of the trust which sold the television time and certain other assets to the Company. The entity which purchased the television time was also paid $7,900 for certain computer services.

NOTE 13 - CANCELLATION OF PREFERRED STOCK:

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

ITEM  2.    MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THREE MONTH PERIOD ENDED MARCH 31, 1997

The Company had expenses consisting of cost of sales and general and administrative costs for the three month period in 1997 of $77,876 as compared to no expenses in the 1996 period. There were $80,000 in revenues for the period in 1997 but none in 1996. The Company recorded net income of $2,124 for the period in 1997 and no net income or loss in the 1996 period. The minimal income of the Company may continue until sales can be increased and there is no assurance that operations will be profitable. While the Company is seeking capital sources for investment; there is no assurance that sources can be found.

LIQUIDITY AND CAPITAL RESOURCES

The Company had inadequate cash capital at the end of the period for any significant operations. The Company will be forced to either borrow or make private placements of stock or sell assets or inventory in order to fund operations. No assurance exists as to the ability to achieve sales or loans, or make private placements of stock.

                  PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 2.   CHANGES IN SECURITIES

      The Company negotiated a retirement of all classes of preferred stock in consideration for issuance of 755,966 common shares of stock of the Company (see Financial Note 13 above).

ITEM 3.   DEFAULT UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None

ITEM 5.   OTHER INFORMATION

      In May 1997, the Company entered into a license and marketing agreement with the Charlie Parker Memorial Foundation and the International Jazz Hall of Fame, Inc., for the exclusive right to license and market memorabilia, recording, artworks, etc., emanating from a produced ceremonial event regarding the International Jazz Hall of Fame Induction & Awards Ceremonies for a period for twenty years, which period may be extended for and additional ten years. The Charlie Parker Foundation is the owner of the registered service mark "The International Jazz Hall of Fame".

      The agreement has a term of twenty years with an option to renew for an additional ten years. The Company has agreed to pay an annual amount of $5,000, plus 8% of the gross proceeds of the sales and revenues from any event or product sales for the license.

      Also in May 1997, a subsidiary of the Company executed consulting agreements with the president of the Company and the president of the Charlie Parker Foundation for a term of twenty five years. Both presidents, or their estates, are to be paid 1% of the gross income of the International Jazz Hall of Fame Production Co., Inc., a subsidiary of the Company, for the period from the death or termination (other than for cause) of the consultant to the end of the aforementioned license agreement.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

           No reports on Form 8-K were made for the period for which this report is filed.


       ART, MUSIC & ENTERTAINMENT, INC. AND SUBSIDIARIES
                 (A Development Stage Company)


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    ART,  MUSIC  & ENTERTAINMENT, INC.



Date: December 24, 1997            /s/ Norman Brander
                                   Norman Brander, President