Form 10QSB
period 1997-06-30
ART MUSIC & ENTERTAINMENT INC/ FL
filed 1998-01-09
CIK 876158

SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC 20549

                           FORM 10QSB


         Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended                  Commission File Number
June 30, 1997                      33-41063-A

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

                    4,397,767 as of June 30, 1997

       ART, MUSIC & ENTERTAINMENT, INC. AND SUBSIDIARIES
                 (A Development Stage Company)
                   CONSOLIDATED BALANCE SHEET
                          (Unaudited)

                                       December    June 30, 1997
                                       31, 1996
Current Assets:

Cash and cash equivalents               $24,433          $26,512

Total current assets                    $24,433          $26,512


Other Assets:

Other Assets and Deferred            $6,834,415        6,816,771
Expenses

Less Deduction from Stockholders    (6,763,122)      (6,763,122)
Equity

Total Other Assets                       71,293           53,649

TOTAL ASSETS                            $95,726          $80,161

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable                        $91,635          $85,568

Total current liabilities                91,635           85,568


Stockholder's equity:

Preferred Stock, $.001 stated         6,880,700
value;

Preferred Stock Conversion                             2,486,575

Common stock, $0.01 stated value          3,642            4,397
100,000,000 shares
authorized;3,641,801 issued and
outstanding as of December 31,
1996; 4,397,767 shares issued and
outstanding as of June 30, 1997

Additional - Paid in Capital              87,743        4,481,113

Deduction for Other Assets          (6,763,122)      (6,763,122)

Current Income (loss)                                    (9,498)

Retained Earnings (deficit)           (204,872)        (204,872)

Total Equity                              4,111          (5,407)

TOTAL LIABILITIES & STOCKHOLDERS'       $95,726          $80,162
EQUITY
The accompanying notes are an integral part of the financial statements.


       ART, MUSIC & ENTERTAINMENT, INC. AND SUBSIDIARIES
                 (A Development Stage Company)


              CONSOLIDATED STATEMENT OF OPERATIONS
                          (Unaudited)

                       Three Months Ending   Six Months Ending
                             June 30             June 30
                           1997       1996       1997       1996
Revenue & Interest      $66,150   $389,597   $146,150   $389,597

Total Revenue &          66,150    389,597    146,510    389,597
Interest

Cost of Revenues         22,565     15,150     49,415     15,150

Expenses, General &      55,207    284,758    106,233    284,758
Administrative

Provision for                       17,500                17,500
Income Tax

Net Income (loss)     $(11,622)    $72,189   $(9,498)    $72,189
for Period

Net Income (loss)       >($.01)       $.02    >($.01)       $.02
per share

Weighted average      4,397,767  3,641,801  4,208,775  3,641,801
number of common
shares




















The accompanying notes are an integral part of the financial statements.

[CAPTION]


        ART, MUSIC & ENTERTAINMENT, INC. AND SUBSIDIARIES
                 (A Development Stage Company)

              CONSOLIDATED STATEMENT OF CASH FLOWS
                          (unaudited)

                               Three      Three       Six        Six
                              Months     Months    Months     Months
                              Ending     Ending    Ending     Ending
                             June 30    June 30   June 30    June 30
                                1997       1996      1997       1996
Cash flows from operating
activities:

Net income (loss)          $(11,622)    $72,189  $(9,498)    $72,189


Adjustments to Reconcile
Net Income (loss) to Net
Cash provided (used by)
Operating Activities:

Amortization                       -          -         -          -

Rent                               -          -         -          -

Changes in:

Accounts payable             (1,500)    282,836         -    282,836


Cash provided (used) by        8,223    389,597     8,145    389,597
operating activities


Cash at beginning of          19,789  (340,477)    18,365  (340,477)
Period


Contributed Capital           11,622   (72,189)     9,498   (72,189)

Cash at end of period         26,512    331,956    26,515    331,956









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

       All of the outstanding common stock of Octopus Entertainment, Inc., ("Octopus") was acquired by the Old AME onMarch 5, 1996 under an Agreement and Plan of Reorganization of same date. The outstanding common stock of Octopus was acquired for 1,000 Class E
Voting Convertible Preferred Stock of the  Old AME.   Octopus is not
conducting operations and its  sole  assets are the ownership of two
trade names and certain "big-band" sheet music.   In January 1997,
the Company and the Class E Convertible Preferred   Shareholders
agreed to exchange such convertible preferred stock for 10,000 shares of the restricted common shares of the Company, which shares were issued in October 1997 (See Note 13).

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

      The  foregoing  items were acquired by the Company  by  the
issuance  of  various classes of preferred stock.   The  carrying
values assigned to each item represents an estimate by management, based upon a valuation by an industry knowledgeable person, in certain instances, and sales for those items for which sales were experienced. Although management believes that its estimate of the values assigned are reasonable, the estimates were not independently nor adequately determined.  Accordingly, the
$6,763,122 representing the value ascribed to certain jazz art and prepaid television network time have been included as an deduction element of stockholders' equity in the balance sheet because the Company has recognized revenues from sales of the items, and thus
there  are  some indications  of  value.   The$288,000  of  value
ascribed by management to other assets, as indicated above, have not been assigned a carrying value in the consolidated balance sheet.

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


NOTE 7 - NOTES PAYABLE:

     A founder and major shareholder of the Company has from time to time, loaned funds to the Company under a number of notes payable of varying amounts. As of quarter end, the notes totaled $43,596, including accrued interest. All of the notes payable bear interest at the rate of 10% per annum and are either currently due or past due.

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

      In the second quarter of 1996 the Company sold $52,000 of its prepaid television time to a corporation, one of whose principals is the trustee of the trust which sold the television time and certain other assets to the Company. The entity which purchased the television time was also paid $7,900 for certain computer services.

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

ITEM  2.    MANAGEMENTS  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THREE MONTH PERIOD ENDED JUNE 30, 1997

The Company had revenue for the three month period of $66,150 for 1997 as compared to $389,597 in revenues in the 1996 period. The cost of revenues for the period in 1997 was $22,565 and in 1996 cost was $15,150. The 1996 period revenues were much higher due to several large sales of television time, and such sales were smaller in 1997 in the quarter. The Company recorded a net loss of ($116,207) for the period in 1997 after $55,207 in general and administrative expenses and net income of $72,189 in the 1996 period. The Company losses may continue until consistent sales income can be achieved. While the Company is seeking capital sources for investment to build a sales effort; there is no assurance that sources can be found.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $26,512 in cash capital at the end of the period, which is insufficient for any significant operations. The Company will be forced to either borrow or make private placements of stock or sell assets or inventory in order to fund operations. No assurance exists as to the ability to achieve sales or loans, or make private placements of stock.

RESULTS OF OPERATIONS FOR SIX MONTH PERIOD ENDED JUNE 30, 1997

The Company had revenues for the six month period of $146,150 in 1997 and $389,597 in 1996. The cost of revenues for the period was $49,415 in 1997 compared to $15,150 in 1996. The Company had general and administrative expenses in the six month period in 1996 of $284,758 resulting in a net income of $72,189 for the period. In the 1997 six month period, the Company had $106,233 in general and administrative expenses and a net loss of
($9,498). Losses can be expected to continue until capitalization of a significant sales effort is achieved.


                  PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 2.   CHANGES IN SECURITIES

          None

ITEM 3.   DEFAULT UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None

ITEM 5.   OTHER INFORMATION

          None

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