Form 10QSB
period 1997-09-30
ART MUSIC & ENTERTAINMENT INC/ FL
filed 1998-01-09
CIK 876158

SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC 20549

                           FORM 10QSB


         Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended                  Commission File Number
September 30, 1997                      33-41063-A

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

                    4,397,767 as of September 30, 1997

       ART, MUSIC & ENTERTAINMENT, INC. AND SUBSIDIARIES
                 (A Development Stage Company)
                   CONSOLIDATED BALANCE SHEET
                          (Unaudited)
                                       December    September 30,
                                       31, 1996             1997
Current Assets:

Cash and cash equivalents               $24,433          $40,413

Total current assets                    $24,433          $40,413


Other Assets:

Other Assets and Deferred            $6,834,415        6,802,493
Expenses

Less Deduction from Stockholders    (6,763,122)      (6,763,122)
Equity

Total Other Assets                       71,293           39,371

TOTAL ASSETS                            $95,726          $79,784

              LIABILITIES ANDSTOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable                        $91,635          $66,195

Total current liabilities                91,635           66,195


Stockholder's equity:

Preferred Stock, $.001 stated         6,880,700
value;

Preferred Stock Conversion                             2,486,575

Common stock, $0.01 stated value          3,642            4,397
100,000,000 shares authorized;
3,641,801 common shares issued
and outstanding at December 31,
1996; 4,397,767 shares issued and
outstanding as of Sept. 30, 1997

Additional - Paid in Capital             87,743        4,481,113

Deduction for Other Assets          (6,763,122)      (6,763,122)

Current Income (loss)                                      9,498

Retained Earnings (deficit)           (204,872)        (204,872)

Total Equity                              4,111           13,589

TOTAL LIABILITIES & STOCKHOLDERS'       $95,726          $79,784
EQUITY
The accompanying notes are an integral part of the financial statements.

[CAPTION]

       ART, MUSIC & ENTERTAINMENT, INC. AND SUBSIDIARIES
                 (A Development Stage Company)


              CONSOLIDATED STATEMENT OF OPERATIONS
                          (Unaudited)

                       Three Months Ending     Nine Months Ending
                          September 30            September 30
                           1997       1996       1997       1996
Revenue & Interest      $69,000   $169,618   $215,150   $559,215

Total Revenue &          69,000   $169,618   $215,150   $559,215
Interest

Cost of Revenues         23,150                72,565     15,150

Expenses, General &      26,854     59,511    133,087    344,269
Administrative

Provision for                                             17,500
Income Tax

Net Income (loss)       $18,996   $110,107     $9,498   $182,296
for Period

Net Income (loss)         >$.01       $.03      >$.01       $.05
per share

Weighted average      4,397,767  3,641,801  4,346,152  3,641,801
number of common
shares


















The accompanying notes are an integral part of the financial statements.

[CAPTION]

       ART, MUSIC & ENTERTAINMENT, INC. AND SUBSIDIARIES
                 (A Development Stage Company)

              CONSOLIDATED STATEMENT OF CASH FLOWS
                          (unaudited)

                              Three      Three       Nine       Nine
                             Months     Months     Months     Months
                             Ending     Ending     Ending     Ending
                          September  September  September  September
                           30, 1997   30, 1996   30, 1997   30, 1996
Cash flows from
operating activities:

Net income (loss)           $18,996   $110,107     $9,498   $182,296


Adjustments to Reconcile
Net Income (loss) to Net
Cash provided (used by)
Operating Activities:

Amortization                      -                     -

Rent                              -                     -

Changes in:

Accounts payable           (19,372)     36,976   (19,372)    319,811


Cash provided (used) by      33,272    107,311     41,419    496,909
operating activities


Cash at beginning of         26,512    331,956     18,365  (340,477)
Period


Contributed Capital        (18,996)  (110,107)    (9,498)  (182,296)

Cash at end of period       $40,412   $476,243    $40,412   $476,243









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


NOTE 7 - NOTES PAYABLE:

     A founder and major shareholder of the Company has from time to time, loaned funds to the Company under a number of notes payable of varying amounts. As of quarter end, the notes totaled $44,582, including accrued interest. All of the notes payable bear interest at the rate of 10% per annum and are either currently due or past due.

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

ITEM  2.    MANAGEMENTS  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THREE MONTH PERIOD ENDED SEPTEMBER  30,
1997

The Company had expenses and general and administrative costs for the three month period of $26,854 for 1997 as compared to $59,511 in such expenses in the 1996 period. The were revenues for the period of $69,000 in 1997 and $169,618 in 1996. The Company recorded a net income of $18,996 for the period in 1997 after deduction of cost of sales of $23,150 and net income of $110,107 in the 1996 period. While the Company is seeking capital sources for investment to fund consistent sales efforts; there is no assurance that sources can be found.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $40,413 in cash capital at the end of the period, which is insufficient for any significant sales operations. The Company will be forced to either borrow or make private placements of stock or sell assets or inventory in order to fund operations. No assurance exists as to the ability to achieve sales or loans, or make private placements of stock.

RESULTS  OF OPERATIONS FOR NINE MONTH PERIOD ENDED SEPTEMBER  30,
1997

The Company had revenues for the nine month period in 1996 of $559,215 with a cost of revenues of $15,150 and in 1997 $215,150 with a cost of revenues of $72,565. The Company had general and administrative expenses for the period in 1996 of $344,269 resulting in net income of $182,296 for the period. In the 1997 nine month period the Company had $133,087 in general and administrative expenses resulting in net income of $9,498.

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