Form 10KSB
period 1997-12-31
GLOBAL ASSETS & SERVICES INC
filed 2001-10-18
CIK 876158

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the fiscal year ended:  December 31, 1997

Commission File number:  33-41063-A

                         ART MUSIC & ENTERTAINMENT, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

Florida                                          59-3723328
-------                                          ----------
State or Other Jurisdiction                      (I.R.S. Employer Identification
of incorporation or organization)                Number)

3816 W. Linebaugh Ave., Suite 200 Tampa, FL  33624
--------------------------------------------------
(Address of principal Executive Offices              Zip Code)

Registrant's telephone number, including area code:(813) 960-0557

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

State issuer's revenues for its most recent fiscal year. $215,150

Transitional Small Business Disclosure Format:

                           ______ Yes       ___X____ No

As of December 31, 1997, 4,397,767 shares of common stock and no shares of preferred stock were outstanding. The aggregate market value of the Stock held by non-affiliates of Art Music & Entertainment, Inc. was none, due to no market price.

     Documents  incorporated  by  reference:   (1)  The  Company's  Registration
Statement on Form S-18 (33-41063-A).

                                     PART I

Item 1. Business.

General
-------

Art Music & Entertainment, Inc., ("the Company" or "AM&E") a Florida corporation was organized in May 25, 1988 as Cornerstone Capital, Inc. and the name was changed on September 22, 1990 to Chatham International, Inc. It completed an initial public offering which commenced on November 14, 1991, comprised of 16,268 shares of Common Stock and One Zero Coupon U.S. Treasury-Backed Obligation ("USTBO") with a maturity value of $1,000 at a price of $1,000. The Registrant offered a maximum of 3,000 units and a minimum of 75 units on a best efforts basis. The underwriter for the offering was Boe and Company formerly known as SBV Securities, Inc. A total of 98 units was sold and net proceeds were $67,770. The Company closed its offering May 14, 1992.

The Company intended upon completion of the public offering, to commence operations as an export management company and provide a range of business services and assistance to manufacturers desiring to do business in foreign markets. The Company was unsuccessful in its efforts. The Company is presently in the developmental stage.

Description of Company
----------------------

Art  Music  and  Entertainment,   Inc.  (AM&E)  is  a  company  focused  on  the
interrelated business areas of art, music, and entertainment.

In April 1996, Art Music and Entertainment merged with Chatham International, Inc. The Company changed its name to Art Music and Entertainment, Inc. on April 5, 1996.

As of December 31, 1997 the company has 4,397,767 shares of common stock outstanding, with no warrants or options outstanding.

The Company's primary revenue activity in 1997 was generated by the ticket sales for the 1997 Annual Award ceremony

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

All of the outstanding common stock of Octopus Entertainment, Inc., ("Octopus") was acquired by the Old AME on March 5, 1996 under an Agreement and Plan of Reorganization of same date. The outstanding common stock of Octopus was acquired for 1,000 Class E Voting Convertible Preferred Stock of the Old AME. Octopus is not conducting operations and its sole assets are the ownership of two trade names and certain "big-band" sheet music. In January 1997, the Company and the Class E Convertible Preferred Shareholders agreed to exchange such convertible preferred stock for 10,000 shares of the restricted common shares of the Company, which shares were issued in October 1997. The transaction was cancelled and rescinded in 1998.

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

         Retired Class G Preferred for 28,000 shares of common Retired Class I Preferred for 230,000 shares of common Retired Class F Preferred for 7,967 shares of common Retired Class E Preferred for 10,000 shares of common Retired Class C Preferred for 100,000 shares of common Retired Class A Preferred for 380,000 shares of common

Television Broadcast Time
-------------------------

The Parent Company, AM&E had an affiliation with American Independent Network, Inc. for television program broadcast time through the utilization of 54,913 - 30 second commercial spots on the American Independent Network ("AIN"). Due to numerous difficulties no advertising air time was ever used and the contract was cancelled.

By the summer of 1997 AIN planned to be broadcasting its programming on approximately 200 stations to close to 40 million households. AM&E intended to create revenue by selling its commercial spots and its time slots for programming. It did not achieve this goal.

The Company planned on utilizing a portion of this air time to sell its own products from its subsidiaries, Octopus Productions, Marin Movies, IJHFPC, and Classical Music.


                                  Subsidiaries
                                  ------------

1. The Company's International Jazz Hall of Fame Production Company ("IJHFPC") produced an annual awards ceremony in Tampa, Florida in 1997.

2. Spellbinder Productions, Inc. is a production company whose purpose is to market the Spellbinder musical extravaganza on a world wide tour beginning in Japan. The show consists of all original music, illusion, pyrotechnics and choreographed special effects that are closely woven into the Spellbinder tale of mystery and magic. A trial single show in Las Vegas, had a sold out audience of 7,000 people. The principals involved have worked with international performing artists. This subsidiary acquisition was rescinded in 1998 after no activity or capital was produced.

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

All subsidiaries were inactive due to lack of capital in 1997 and were abandoned or rescinded in 1998.

Services
--------

None.

Competition
-----------

The Company will be in competition with many companies of much greater experience, financial resources and long established businesses. There is no assurance that the Company will have any success in competition with other businesses.

Employees and Consultants
-------------------------

The Company presently has no paid employees, and its Chairman of the Board/President, Norman Brander and Secretary, Sheryl B. Salvadore serve on an as needed basis. These officers intend to devote only such time as necessary to the business affairs of the Company. Norman Brander and Sheryl B. Salvadore are not paid employees of the Company, however Mr. Brander has a contract for his consulting services at $2,000 per month from June 1, 1996. Additional services and staff were provided on an as needed basis by Norman Brander and Volume Cruises, Inc. (Mr. Brander's company), on a cost basis.

Presently, none of the officers receive salaries (except consulting fees paid Mr. Brander), however, they are reimbursed for their expenses incurred in their services as officers. There is no provision for any additional bonuses or benefits. The Company anticipates that in the near future it may enter into employment agreements with its officers. Although Directors do not receive compensation for their services they may be reimbursed for expenses incurred in attending Board meetings. The officers and directors did not receive salaries during 1997. Norman Brander has a bonus royalty compensation agreement based upon sales of products consisting of 1% of sales from the Jazz Hall of Fame. No monies have yet been paid to Mr. Brander under such royalty agreement.

Item 2. Properties.

In 1997, the Company maintained its corporate office at 4400 W. Sample Road, Suite 140, Coconut Creek, FL 33073 under a contract arrangement with the Company's President, Norman Brander and Volume Cruises, Inc. This space is deemed adequate for the foreseeable future.

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

                                     Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

The outstanding registered securities of Art Music & Entertainment, Inc. are not now presently traded on any exchange nor on the OTC Bulletin Board nor the "Pink Sheets."

                            Common Stock Common Stock
1997                       Bid High                  Bid Low
----------------------------------------------------------------
1st Quarter                n/a                       n/a
2nd Quarter                n/a                       n/a
3rd Quarter                n/a                       n/a
4th Quarter                n/a                       n/a


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

The Company anticipates its shares will trade over the counter by market makers who have not as yet quoted a specific bid or ask price. Quotations, if made, represent only prices between dealers and do not include retail markups, markdowns or commissions and accordingly, may not represent actual transactions. The Company estimates that as of December 31, 1997, there are approximately 100 stockholders of the Company's shares.

No dividends have been declared or paid by the Company and the Company presently intends to retain all future earnings, if any, to finance the expansion and development of its business.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition
-------------------

During fiscal year 1997, the Company continued to be a development stage entity but posted some sales and revenues.

Financial Condition and Changes in Financial Condition
------------------------------------------------------

Business operations were in the start up phase and generated $215,150 in 1997 and compared to $631,395 in revenues in the fiscal year 1996. No revenues were generated in 1995 or 1994. The Company at year end had no cash compared with $12,000 in cash at December 31, 1996. The Company at year end needed cash from sales of products or television ad time to provide capital, or loans from any sources, for significant business growth in its chosen business areas.

The Company had issued preferred shares of various classes to acquire companies with assets. In 1997 all preferred stock was cancelled and common shares were issued in lieu thereof.

Liquidity and Capital Assets.
----------------------------

The Company's primary source of liquidity since inception has been from funds raised during its initial capitalization and sales.

Results of Operations 1997 compared to 1996
-------------------------------------------

         $215,150 in revenues were generated in 1997 compared to $631,395 in 1996. The Company incurred general and administrative expenses of $146,576 in 1997 compared to a total of $438,825 in expenses in 1996.

         During the fiscal year ended December 31, 1997, the Company incurred a total net operating loss of ($4,091). Loss per share was nominal in 1997 compared to ($.02) in 1996.

Item 7. Financial Statements and Supplemental Data.

Attached hereto and filed as part of this Form 10-KSB are the financial statements required by Regulation SB. Please refer to pages F-1 through F-8.

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

                                    Part III

Item 9. Directors and Executive Officers of the Registrant and Compliance with
Section 16(a).

The directors and executive officers of the Company as of December 31, 1997, are as follows:

         Name                       Age              Position Held
         ----                       ---              -------------

Norman Brander                      54               President/Director
Sheryl B. Salvadore                 41               Secretary/Director

Norman Brander, age 54, attended University of New Haven, CT. He was Senior Vice President of Stellar, Inc. (a travel, leisure and entertainment company) from 1992-1994. He has been President/Director of Art Music & Entertainment, Inc. since 1994 to the present. Mr. Brander also was the Executive Producer for the 1993 Charlie Parker Lifetime Achievement Awards as well as Executive Producer on the NCL - Norway Jazz Theme Cruise. In 1994 he also produced a two week Jazz Festival featuring Lionel Hampton and His Golden Men. Most recently Mr. Brander was the Executive Producer of the 1996 International Jazz hall of Fame Induction and Award Ceremonies.

Sheryl B. Salvadore, age 41, received her AA degree from Hillsborough Community College, then went on to take additional business and accounting courses from University of Tampa and University of South Florida. She is Secretary of AM&E and President of Gotham City Productions, Inc.

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

Item 10. Executive Compensation.

         The Company recorded no compensation to the executive officers as a group for services contributed to the Company in all capacities during the 1997 fiscal year. No one executive officer received, or has accrued for his benefit, in excess of $60,000 for the year. No cash bonuses were or are to be paid to such persons.

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




                                     SUMMARY COMPENSATION TABLE OF EXECUTIVES
                                            Annual Compensation                              Awards

Name and            Year          Consulting         Bonus         Other Annual          Restricted         Securities
Principal                         Fees ($) or        ($)           Compensation ($)      Stock              Underlying
Position                          Salary                                                 Award(s)($)        Options/SARs
                    ------------  ------------------ ------------  --------------------  -----------------  ---------------------

Norman              1995          0                  0             0                     0                  0
Brander,            1996          14,000             0             0                     0                  0
President           1997          0                  0             0                     0                  0
==================  ============  ================== ============  ====================  =================  =====================
Sheryl B.           1995          0                  0             0                     0                  0
Salvadore,          1996          0                  0             0                     0                  0
Secretary           1997          0                  0             0                     0                  0
==================  ============  ================== ============  ====================  =================  =====================


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

Name                                          Annual            Meeting          Consulting         Number         Number of
                                              Retainer          Fees ($)         Fees/Other         of             Securities
                                              Fees ($)                           Fees ($)           Shares         Underlying
                                                                                                    (#)            Options/SARs(#)
A. Director, Norman Brander                   0                 0                0                  0              0
B. Director, Sheryl B. Salvadore              0                 0                0                  0              0
============================================  ================  ===============  ================== =============  =================


Item 11. Security Ownership of Management and Beneficial Owners.

The following table sets forth information, as of December 31, 1997, with respect to the beneficial ownership of the Company's $.001 par value common stock (or Preferred Convertible Stock which would represent 5% or more of the Company's common stock) by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock, and by current officers and directors of the Company.


a.)      Officers and Directors

Stock Title                Name and Address                   Amount of Beneficial               Percentage
of Class                   of Beneficial Owner                Ownership                          of Class
--------                   -------------------                ---------                          --------
Common                     Norman Brander                     23,333                             <1%
                           President and Director
                           4400 W. Sample Road, #140
                           Coconut Creek, FL 33073

Common                     Sheryl B. Salvadore                0                                  0%
                           Secretary/Treasurer/Director
                           4400 W. Sample Road, #140
                           Coconut Creek, FL 33073

                           All Officers and                   23,333                             <1%
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


Item 12. Certain Relationships and Related Transactions.

The Company has utilized the office space and related facilities of one of its officers and has reimbursed such person for certain expenses under an informal agreement.

The Company leased space on a month to month basis for its administrative offices from an individual with whom the Company has a financial consulting contract. The monthly rental amount is $461.97. The agreement was terminated in 1997.

The financial consulting agreement provides for a total payment of $250,000 during the three year period ending July 13, 1998, plus a maximum of $30,000 of expenses during such period. during 1996, payments were made under the agreement and to related principals totaled approximately $129,000. The agreement was cancelled in 1997.

                                     Part IV

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following exhibits and financial statement schedules are filed as exhibits to this Report:

1. Financial Statements of the Registrant are included under Item 8 hereof as Pages F-1 through F-16.

2. Financial Statement Schedules - None


3. Exhibits:

Exhibit #         Description                                          Location/Page Number
---------         -----------------------------------                  -----------------------------------

3.1               Articles of Incorporation                            Exhibit to Registration
                                                                       Statement filed November
                                                                       14, 1991 by Registrant on Form S-18

3.2               Bylaws of Registrant                                 Exhibit to Registration
                                                                       Statement filed November
                                                                       14, 1991 by Registrant on Form S-18

10.1              Articles of Amendment to Articles                    Exhibit listed under hardship exemption
                  of Incorporation of Art Music                        as provided in Rule 202 of Regulation
                  & Entertainment, Inc. and Cert. of                   S-T.  Hardship Exemption grant date:
                  Designation, Preferences, Rights and                 5/27/97
                  Limitation of Classes C, E, F, G, H, I
                  Convertible Preferred Stock

10.2              Articles of Incorporation of Art Music               Exhibit listed under hardship exemption
                  & Entertainment with attachments                     as provided in Rule 202 of Regulation
                                                                       S-T.  Hardship Exemption grant date:
                                                                       5/27/97

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

10.6              Articles of Incorporation of                         Exhibit listed under hardship
                                                                       exemption as provided in Rule 202
                  Octopus Entertainment, Inc.                          of Regulation S-T.  Hardship
                                                                       Exemption grant date: 5/27/97

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

10.13             Bylaws of Art Music &                                Exhibit listed under hardship exemption
                  Entertainment, Inc.                                  as provided in Rule 202 of Regulation
                                                                       S-T.  Hardship Exemption grant date:
                                                                       5/27/97

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

10.21             Merger Agreement of Chatham                          Exhibit listed under hardship exemption
                  International, Inc. and Art Music                    as provided in Rule 202 of Regulation
                  & Entertainment, Inc.                                S-T.  Hardship Exemption grant date:
                                                                       5/27/97



(b) Reports on Form 8-K. There were no reports on Form 8-K for the twelve month period ended December 31, 1997.

(c) Proxy Statements. There were no proxy statements or annual reports sent to stockholders during the period covered herein.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant had duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Tampa, State of Florida on this 17th day of October, 2001.

                                      ART MUSIC & ENTERTAINMENT, INC.

                                      By:      /s/ Thomas McCrimmon
                                               ---------------------------------
                                               Thomas McCrimmon, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

         Signature         Title                        Date

/s/ Thomas McCrimmon       President/Director           October 17, 2001
--------------------                                    ------------------------
Thomas McCrimmon


/s/ Bertram Cutter         Secretary/Director           October 17, 2001
------------------                                      ------------------------
Bertram Cutter

                       ART, MUSIC AND ENTERTAINMENT, INC.
                     (Formerly Chatham International, Inc.)
                         (A Development Stage Company)
                              FINANCIAL STATEMENTS
                               December 31, 2000

                           Michael Johnson & Co., LLC
                          Certified Public Accountants
                        9175 East Kenyon Ave., Suite 100
                             Denver, Colorado 80237

Michael B. Johnson C.P.A.                              Telephone: (303) 796-0099
Member: A.I.C.P.A.                                     Fax:(303) 796-0137
Colorado Society of C.P.A.s



                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Art, Music and Entertainment, Inc.
Coconut Creek, Florida


We have audited the accompanying balance sheets of Art, Music and Entertainment, Inc., (formerly Chatham International, Inc.) (a development stage company), as of December 31, 2000, 1999, 1998 and 1997, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2000, 1999, 1998 and 1997 and for the period from May 25, 1988 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Art, Music and Entertainment, Inc., (a development stage company) as of December 31, 2000, 1999, 1998 and 1997 and the results of their operations and their cash flows for the years ended December 31, 2000, 1999, 1998 and 1997, and the period May 25, 1988 (inception) to December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements the Company is in the development stage, and will require funds from profitable operations, from borrowings, or from sale of equity securities to execute its business plan. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.


/s/ Michael Johnson & CO., LLC.
Denver, Colorado
September 24, 2001


                                ART MUSIC & ENTERTAINMENT, INC.
                             (Formerly Chatham International, Inc.)
                                 (A Development Stage Company)
                                         Balance Sheets
                                          December 31,

                                                                        2000         1999          1998           1997
                                                                     -----------   ----------   -----------   -------------
ASSETS;

Current Assets:
    Cash                                                                 $ -          $ -           $-             $-
                                                                     -----------   ----------   -----------   -------------

        Total Current Assets                                               -            -            -              -
                                                                     -----------   ----------   -----------   -------------

TOTAL ASSETS                                                             $ -          $ -           $-             $-
                                                                     ===========   ==========   ===========   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts Payable and Accrued Liabilities                             $ -          $ -           $-             $-
                                                                     -----------   ----------   -----------   -------------

        Total Current Liabilities                                          -            -            -              -
                                                                     -----------   ----------   -----------   -------------

Stockholders Equity:
    Common stock, $.001 par value, 100,000,000 shares
        authorized, 4,397,767 shares issued and outstanding              4,397         4,397        4,397            4,397
    Additional Paid-In Capital                                         204,566       204,566      204,566          204,566
    Deficit accumulated during the
      development stage                                               (208,963)     (208,963)    (208,963)        (208,963)
                                                                     -----------   ----------   -----------   -------------

        Total Stockholders Equity                                          -            -            -              -
                                                                     -----------   ----------   -----------   -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ -          $ -           $-             $-
                                                                     ===========   ==========   ===========   =============


   The accompanying notes are an integral part of these financial statements.


                                ART MUSIC & ENTERTAINMENT, INC.
                             (Formerly Chatham International, Inc.)
                                 (A Development Stage Company)
                             Consolidated Statements of Operations
                  For the Years Ended December 31, 2000, 1999, 1998, and 1997

                                                                                                                  May 25,
                                            Year             Year             Year              Year               1988
                                            Ended            Ended            Ended             Ended           (Inception) to
                                           December 31,     December 31,     December 31,   December 31,        December 31,
                                            2000             1999             1998              1997                2000
                                         ------------     ------------     ------------     --------------      ---------------
Revenue:
    Revenue                                  $     -           $    -           $    -        $ 215,150         $ 845,545
    (Less) Cost of Sales                           -                -                -          (72,565)         (336,524)
                                         ------------     ------------     ------------     --------------      -------------

Total Income                                       -                -                -          142,585           510,021

Operating Expenses
    Doubtful Accounts                              -                -                -                -            34,469
    Consultants Fees                               -                -                -                -           341,423
    Legal and Accounting Fees                      -                -                -                -            42,630
    Advertising                                    -                -                -                -            14,542
    Interest Expense                               -                -                -                -             8,577
    Telephone                                      -                -                -                -            26,242
    Rent                                           -                -                -                -            42,670
    Other General Expenses                         -                -                -          146,676           212,452
                                         ------------     ------------     ------------     --------------      --------------

Total Expenses                                     -                -                -          146,676           723,005
                                         ------------     ------------     ------------     --------------      --------------

Net Loss From Operations                           -                -                -           (4,091)         (212,984)
                                         ------------     ------------     ------------     --------------      --------------

Other Income
      Interest Income                              -                -                -                -             4,021
                                         ------------     ------------     ------------     --------------      --------------

Net Loss                                     $     -           $    -           $    -        $  (4,091)        $(208,963)
                                         ============     ============     ============     ==============      ==============

Per Share Information:

Weighted average number
    of common shares outstanding           4,397,767        4,397,767        4,397,767        3,624,350
                                         ------------     ------------     ------------     --------------

Net Gain (Loss) per common share              *                *                *                 *
                                         ============     ============     ============     ==============


* Less than $.01


   The accompanying notes are an integral part of these financial statements.


                                        ART, MUSIC & ENTERTAINMENT, INC.
                                     (Formerly Chatham International, Inc.
                                         (A Development Stage Company)
                                              Stockholders' Equity


                                                                                                         Deficit
                                     PREFFERED STOCKS               COMMON STOCKS         Additional    Accum. During     Total
                                                                                          Paid-In        Development   Stockholders'
                                   # of Shares    Amount        # of Shares    Amount     Capital         Stage           Equity
                                   -----------    ------        -----------    ------     ----------    -------------  -------------

Balance December 31, 1995                  -              -     3,575,268    $ 3,575    $ 87,810      $ (132,399)     $ (41,014)

Issuance for Merger                  693,221     55,556,100        66,533         67         (67)             -      55,556,100

Reverse merger                      (486,754)   (48,675,400)            -          -           -              -     (48,675,400)

Deduction other assets                     -     (6,763,122)            -          -           -              -      (6,763,122)

Loss for year                              -              -             -          -           -        (72,473)        (72,473)
                                  -----------   ------------   -----------  ---------  ----------     ----------     ------------
Balance -  December 31, 1996         206,467        117,578     3,641,801      3,642      87,743       (204,872)          4,091
                                  -----------   ------------   -----------  ---------  ----------     ----------     ------------
Preferred Stock to Common Stock     (206,467)      (117,578)      755,966        755     116,823              -               -

Loss for year                              -              -             -          -           -         (4,091)         (4,091)

Balance - December 31, 1997                -              -     4,397,767      4,397     204,566       (208,963)              -
                                  -----------   ------------   -----------  ---------  ----------     ----------     ------------
Balance - December 31, 1998                -              -     4,397,767      4,397     204,566       (208,963)              -
                                  -----------   ------------   -----------  ---------  ----------     ----------     ------------
Balance - December 31, 1999                -              -     4,397,767      4,397     204,566       (208,963)              -
                                  -----------   ------------   -----------  ---------  ----------     ----------     ------------
Balance - December 31, 2000                -              -     4,397,767    $ 4,397   $ 204,566      $(208,963)         $    -
                                  ===========   ============   ===========  =========  ==========     ==========     ============

   The accompanying notes are an integral part of these financial statements.


                                       ART, MUSIC AND ENTERTAINMENT, INC.
                                         (A Development Stage Company)
                                            Statements of Cash Flow

                                                Indirect Method


                                                            Year            Year           Year           Year         May 25, 1988
                                                           Ended           Ended          Ended          Ended        (Inception) to
                                                          December 31,    December 31,   December 31,   December 31,   December 31,
                                                            2000            1999           1998           1997             2000
                                                         -----------     -----------    -----------    -----------     -------------
Cash Flows from Operating Activities:

     Net Loss                                                $ -             $ -            $ -         $ (4,091)       $ (208,963)
                                                         -----------     -----------    -----------    -----------     -------------

Net Cash Used by Operating Activities                          -               -              -          (4,091)          (208,963)
                                                         -----------     -----------    -----------    -----------     -------------

Cash Flows from Financing Activities:

Issuance of common stock                                       -               -              -              -             208,963
                                                         -----------     -----------    -----------    -----------     -------------

Net Cash Provided by Financing Activities                      -               -              -              -             208,963
                                                         -----------     -----------    -----------    -----------     -------------

Net Increase in Cash & Cash Equivalents                        -               -              -          (4,091)                 -

Beginning Cash & Cash Equivalents                              -               -              -           4,091                  -
                                                         -----------     -----------    -----------    -----------     -------------
Ending Cash & Cash Equivalents                               $ -             $ -            $ -            $  -             $    -
                                                         ===========     ===========    ===========    ===========     =============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                  $ -             $ -            $ -            $ -              $    -
                                                         ===========     ===========    ===========    ===========     =============
     Cash paid for Income Taxes                              $ -             $ -            $ -            $ -              $    -
                                                         ===========     ===========    ===========    ===========     =============

   The accompanying notes are an integral part of these financial statements.

                       ART, MUSIC AND ENTERTAINMENT, INC.
                      (formerly Chatham International, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2000


Note 1 - Organization and Summary of Significant Accounting Policies:
         -----------------------------------------------------------

Organization:
------------

Art, Music and Entertainment, Inc. ("Company") (formerly Chatham International, Inc.) was organized originally as Cornerstone Capital, Inc., under the laws of the State of Florida as a corporation on May 25, 1988. On September 22, 1990 the Company changed its name to Chatham International, Inc. On April 5, 1996 the Board of Directors of the Company authorized the name of Company to be changed from Chatham International, Inc. to Art, Music and Entertainment, Inc., in connection with a merger, discussed elsewhere herein, with an entity of the same name. Such change was filed with the Secretary of State of Florida on July 18, 1996.

The art, music and entertainment industries in which the Company is operating are highly volatile and competitive. Accordingly, the Company is exposed to significant risk in competing against other entities, who have greater resources and experience.

Basis of Presentation - Development Stage Company:
-------------------------------------------------

The Company has not earned significant revenues from limited principal operations. Accordingly, the Company" activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's inception.

Basis of Accounting:
-------------------

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

Cash and Cash Equivalents:
-------------------------

The Company considers all highly liquid debt instruments, purchased with an original maturity of three months or less, to be cash equivalents.

Use of Estimates:
----------------

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                       ART, MUSIC AND ENTERTAINMENT, INC.
                      (formerly Chatham International, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2000



Note 1 - Organization and Summary of Significant Accounting Policies (Cont):
         ------------------------------------------------------------------

Net Loss Per Share:
------------------

Net loss per share is based on the weighted average number of common shares and common shares equivalents outstanding during the period.

Other Comprehensive Income
--------------------------

The Company has no material components of other comprehensive income (loss), and accordingly, net loss is equal to comprehensive loss in all periods.

Note 2 - Federal Income Taxes:
         --------------------

The Company has made no provision for income taxes because there have been no operations since 1997 causing income for financial statements or tax purposes.

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards Number 109 ("SFAS 109"). "Accounting for Income Taxes", which requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

Deferred tax assets
         Net operating loss carryforwards                      $  208,963
         Valuation allowance                                     (208,963)
                                                               -----------
         Net deferred tax assets                               $        0
                                                               ===========

At December 31, 2000, the Company had net operating loss carryforwards of approximately $208,963 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2007.

Note 3 - Capital Stock Transactions:
         --------------------------

The authorized capital stock of the Company is 100,000,000 shares of common stock at $.001 par value. During the period ended December 31, 2000, the Company issued no shares of common stock.

                       ART, MUSIC AND ENTERTAINMENT, INC.
                      (formerly Chatham International, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2000


Note 4 - Segment Information:
         -------------------

Art, Music and Entertainment, Inc. operates primarily in a single operating segment, the capital raising business.

Note 5 - Cancellation of Preferred Stock:
         -------------------------------

The Company renegotiated in January 1997 with the former owners of the various assets acquired by the respective classes of convertible preferred stock, culminating in October 1997 with the exchange of all of the classes of issued preferred stock for restricted common shares of the Company.

Note 6 - Going Concern:
         -------------

The financial statements of the Company have been presented on the basis that they are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no assets and an accumulated deficit at December 31, 2000 of $208,963. There is no assurance that the Company will be successful in raising the cash needed to support its operations. No adjustments have been recorded with respect to these uncertainties.