Form 10KSB
period 1998-12-31
GLOBAL ASSETS & SERVICES INC
filed 2001-10-18
CIK 876158

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                  For the fiscal year ended: December 31, 1998

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

                     Common Stock, $.001 Par Value per Share
                                (Title of Class)

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

                           ______ Yes       ___X____ No

As of December 31, 1998, 4,397,767 shares of common stock and no shares of preferred stock were outstanding. The aggregate market value of the Stock held by non-affiliates of Art Music & Entertainment, Inc. was none, due to no market price.

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

Television Broadcast Time
-------------------------

The Parent Company, AM&E had an affiliation with American Independent Network, Inc. for television program broadcast time through the utilization of 30 second commercial spots on the American Independent Network ("AIN"). Due to numerous difficulties no advertising air time was ever used and the contract was cancelled. The Company had planned on utilizing a portion of this air time to sell its own products from its subsidiaries.

By the summer of 1997, AIN planned to be broadcasting its programming on approximately 200 stations to close to 40 million households. AM&E intended to create revenue by selling its commercial spots and its time slots for programming. It did not achieve this goal.


                                  Subsidiaries

All subsidiaries were inactive due to lack of capital in 1998 and were abandoned or rescinded in 1998.

Services
--------

None.

Competition
-----------

The Company will be in competition with many companies of much greater experience, financial resources and long established businesses. There is no assurance that the Company will have any success in competition with other businesses.

Employees and Consultants
-------------------------

The Company presently has no paid employees, and its Chairman of the Board/President, Norman Brander and Secretary, Sheryl B. Salvadore serve on an as needed basis. These officers intend to devote only such time as necessary to the business affairs of the Company. Norman Brander and Sheryl B. Salvadore are not paid employees of the Company.

Presently, none of the officers receive salaries (except consulting fees paid Mr. Brander), however, they are reimbursed for their expenses incurred in their services as officers. There is no provision for any additional bonuses or benefits. The Company anticipates that in the near future it may enter into employment agreements with its officers. Although Directors do not receive compensation for their services they may be reimbursed for expenses incurred in attending Board meetings. The officers and directors did not receive salaries during 1998.

Item 2. Properties.

In 1998, the Company maintained its corporate records at 4400 W. Sample Road, Suite 140, Coconut Creek, FL 33073.

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

                           Common Stock              Common Stock
1998                       Bid High                  Bid Low
----------------------------------------------------------------
1st Quarter                n/a                       n/a
2nd Quarter                n/a                       n/a
3rd Quarter                n/a                       n/a
4th Quarter                n/a                       n/a


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

The Company anticipates its shares will trade over the counter by market makers who have not as yet quoted a specific bid or ask price. Quotations, if made, represent only prices between dealers and do not include retail markups, markdowns or commissions and accordingly, may not represent actual transactions. The Company estimates that as of December 31, 1998, there are approximately 100 stockholders of the Company's shares.

No dividends have been declared or paid by the Company and the Company presently intends to retain all future earnings, if any, to finance the expansion and development of its business.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition
-------------------

During fiscal year 1998, the Company continued to be a development stage entity but posted some sales and revenues.

Liquidity and Capital Assets.
----------------------------

The Company's primary source of liquidity since inception has been from funds raised during its initial capitalization and sales.

Results of Operations 1998 compared to 1997
-------------------------------------------

         Business operations were none and generated no revenues in 1998 and $215,150 in revenues in the fiscal year 1997. The Company at year end had no cash at December 31, 1998 or December 31, 1997. The Company at year end needed cash from sales of products to provide capital, or loans from any sources, for any significant business in its chosen business areas.

         During the fiscal year ended December 31, 1998, the Company incurred no profit or loss compared to $4,091 in 1997. Profit loss per share was none in 1998 and in 1997.

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

                                    Part III

Item 9. Directors and Executive Officers of the Registrant and Compliance with
Section 16(a).

The directors and executive officers of the Company as of December 31, 1998, are as follows:

         Name                       Age              Position Held
         ----                       ---              -------------

Norman Brander                      55               President/Director
Sheryl B. Salvadore                 42               Secretary/Director

Norman Brander, age 55, attended University of New Haven, CT. He was Senior Vice President of Stellar, Inc. (a travel, leisure and entertainment company) from 1992-1994. He has been President/Director of Art Music & Entertainment, Inc. since 1994 to the present. Mr. Brander also was the Executive Producer for the 1993 Charlie Parker Lifetime Achievement Awards as well as Executive Producer on the NCL - Norway Jazz Theme Cruise. In 1994 he also produced a two week Jazz Festival featuring Lionel Hampton and His Golden Men. Most recently Mr. Brander was the Executive Producer of the 1996 International Jazz hall of Fame Induction and Award Ceremonies.

Sheryl B. Salvadore, age 42, received her AA degree from Hillsborough Community College, then went on to take additional business and accounting courses from University of Tampa and University of South Florida. She is Secretary of AM&E and President of Gotham City Productions, Inc.

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

Item 10. Executive Compensation.

         The Company recorded no compensation to the executive officers as a group for services contributed to the Company in all capacities during the 1998 fiscal year. No one executive officer received, or has accrued for his benefit, in excess of $60,000 for the year. No cash bonuses were or are to be paid to such persons.

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


                                    SUMMARY COMPENSATION TABLE OF EXECUTIVES
                                            Annual Compensation                               Awards

Name and                 Year          Consulting         Bonus         Other Annual           Restricted             Securities
Principal                              Fees ($) or        ($)           Compensation ($)       Stock                  Underlying
Position                               Salary                                                  Award(s)($)            Options/SARs
------------------  ------------  ------------------ ------------  --------------------  -----------------  ---------------------

Norman              1996          0                  0             0                     0                  0
Brander,            1997          14,000             0             0                     0                  0
President           1998          0                  0             0                     0                  0
==================  ============  ================== ============  ====================  =================  =====================
Sheryl B.           1996          0                  0             0                     0                  0
Salvadore,          1997          0                  0             0                     0                  0
Secretary           1998          0                  0             0                     0                  0
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

Name                                          Annual            Meeting          Consulting         Number         Number of
                                              Retainer          Fees ($)         Fees/Other         of             Securities
                                              Fees ($)                           Fees ($)           Shares         Underlying
                                                                                                    (#)            Options/SARs(#)

--------------------------------------------  ----------------  ---------------  ------------------ -------------  -----------------
A. Director, Norman Brander                   0                 0                0                  0              0
B. Director, Sheryl B. Salvadore              0                 0                0                  0              0
============================================  ================  ===============  ================== =============  =================

Item 11. Security Ownership of Management and Beneficial Owners.

The following table sets forth information, as of December 31, 1998, with respect to the beneficial ownership of the Company's $.001 par value common stock (or Preferred Convertible Stock which would represent 5% or more of the Company's common stock) by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock, and by current officers and directors of the Company.


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


(b) Reports on Form 8-K. There were no reports on Form 8-K for the twelve month period ended December 31, 1998.

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

                                   ART MUSIC & ENTERTAINMENT, INC.

                                   By:      /s/ Thomas McCrimmon
                                            -----------------------------------
                                            Thomas McCrimmon, President

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