Form 10KSB/A
period 1997-12-31
GLOBAL ASSETS & SERVICES INC
filed 2001-11-27
CIK 876158

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  FORM 10-KSB/A


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

                                   Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant had duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Tampa, State of Florida on this 27th day of November, 2001.


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

         Signature         Title                        Date


/s/ Thomas McCrimmon       President/Director           November 27, 2001
--------------------                                    ------------------------
Thomas McCrimmon


/s/ Bertram Cutter         Secretary/Director           November 27, 2001
------------------                                      ------------------------
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