Form 10KSB/A
period 1998-12-31
GLOBAL ASSETS & SERVICES INC
filed 2001-11-27
CIK 876158

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

Results of Operations 1998 compared to 1997
-------------------------------------------


Business operations were none and no revenues were generated in 1998, but the Company had $215,150 in revenues in the fiscal year 1997. The Company had no expenses in 1998 but incurred $146,676 in expenses in 1997 and $72,565 in sales costs. The Company at year end had no cash at December 31, 1998 or December 31, 1997. During the fiscal year ended December 31, 1998, the Company incurred no profit or loss compared to ($4,091) loss in 1997. Profit loss per share was none or nominal 1998 and in 1997, respectively. The Company at year end needed cash from sales of products to provide capital, or loans from any sources, for any significant business in its chosen business areas.


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