Form 10KSB/A
period 1999-12-31
GLOBAL ASSETS & SERVICES INC
filed 2001-11-27
CIK 876158

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  FORM 10-KSB/A


                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the fiscal year ended:  December 31, 1999

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

                           ______ Yes       ___X____ No

As of December 31, 1999, 4,397,767 shares of common stock and no shares of preferred stock were outstanding. The aggregate market value of the Stock held by non-affiliates of Art Music & Entertainment, Inc. was none, due to no market price.

     Documents  incorporated  by  reference:   (1)  The  Company's  Registration
Statement on Form S-18 (33-41063-A).

                                     Part I

Item 1. Business.


General Description of Company
------------------------------


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


                                  Subsidiaries
                                  ------------


All subsidiaries were inactive and were abandoned or rescinded in 1998.


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

Presently, none of the officers receive salaries, however, they are reimbursed for their expenses incurred in their services as officers. There is no provision for any additional bonuses or benefits. The Company anticipates that in the near future it may enter into employment agreements with its officers. Although Directors do not receive compensation for their services they may be reimbursed for expenses incurred in attending Board meetings. The officers and directors did not receive salaries during 1999.

Item 2. Properties.

In 1999, the Company maintained its corporate records at 4400 W. Sample Road, Suite 140, Coconut Creek, FL 33073.

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

                           Common Stock              Common Stock
1999                       Bid High                  Bid Low
----------------------------------------------------------------
1st Quarter                n/a                       n/a
2nd Quarter                n/a                       n/a
3rd Quarter                n/a                       n/a
4th Quarter                n/a                       n/a


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

The Company anticipates its shares will trade over the counter by market makers who have not as yet quoted a specific bid or ask price. Quotations, if made, represent only prices between dealers and do not include retail markups, markdowns or commissions and accordingly, may not represent actual transactions. The Company estimates that as of December 31, 1999, there are approximately 100 stockholders of the Company's shares.

No dividends have been declared or paid by the Company and the Company presently intends to retain all future earnings, if any, to finance the expansion and development of its business.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition
-------------------

During fiscal year 1999, the Company continued to be a development stage entity but posted some sales and revenues.

Financial Condition and Changes in Financial Condition
------------------------------------------------------

Liquidity and Capital Assets.
----------------------------

The Company's primary source of liquidity since inception has been from funds raised during its initial capitalization and sales.

Results of Operations 1999 compared to 1998
-------------------------------------------


     Business operations were none and no revenues were generated in 1999 or 1998. The Company at year end had no cash. The Company needed cash or loans from any sources, for any significant business operations.


         During the fiscal year ended December 31, 1999, the Company incurred no profit or loss compared to no profit/loss in 1998. Profit/loss per share was none in 1999 and in 1998.

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

                                    Part III

Item 9. Directors and Executive Officers of the Registrant and Compliance with
Section 16(a).

The directors and executive officers of the Company as of December 31, 1999, are as follows:

         Name                       Age              Position Held
         ----                       ---              -------------

Norman Brander                      56               President/Director
Sheryl B. Salvadore                 43               Secretary/Director

Norman Brander, age 56, attended University of New Haven, CT. He was Senior Vice President of Stellar, Inc. (a travel, leisure and entertainment company) from 1992-1994. He has been President/Director of Art Music & Entertainment, Inc. since 1994 to the present. Mr. Brander also was the Executive Producer for the 1993 Charlie Parker Lifetime Achievement Awards as well as Executive Producer on the NCL - Norway Jazz Theme Cruise. In 1994 he also produced a two week Jazz Festival featuring Lionel Hampton and His Golden Men. Most recently Mr. Brander was the Executive Producer of the 1996 International Jazz hall of Fame Induction and Award Ceremonies.

Sheryl B. Salvadore, age 43, received her AA degree from Hillsborough Community College, then went on to take additional business and accounting courses from University of Tampa and University of South Florida. She is Secretary of AM&E and President of Gotham City Productions, Inc.

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

Item 10. Executive Compensation.

         The Company recorded no compensation to the executive officers as a group for services contributed to the Company in all capacities during the 1999 fiscal year. No one executive officer received, or has accrued for his benefit, in excess of $60,000 for the year. No cash bonuses were or are to be paid to such persons.

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


                                    SUMMARY COMPENSATION TABLE OF EXECUTIVES
                                            Annual Compensation                               Awards

Name and                 Year          Consulting         Bonus         Other Annual           Restricted             Securities
Principal                              Fees ($) or        ($)           Compensation ($)       Stock                  Underlying
Position                               Salary                                                  Award(s)($)            Options/SARs
------------------  ------------  ------------------ ------------  --------------------  -----------------  ---------------------


Norman              1997          14,000             0             0                     0                  0
Brander,            1998          0                  0             0                     0                  0
President           1999          0                  0             0                     0                  0
==================  ============  ================== ============  ====================  =================  =====================
Sheryl B.           1997          0                  0             0                     0                  0
Salvadore,          1998          0                  0             0                     0                  0
Secretary           1999          0                  0             0                     0                  0
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
============================================  ================  ===============  ================== =============  =================

Item 11. Security Ownership of Management and Beneficial Owners.

The following table sets forth information, as of December 31, 1999, with respect to the beneficial ownership of the Company's $.001 par value common stock (or Preferred Convertible Stock which would represent 5% or more of the Company's common stock) by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock, and by current officers and directors of the Company.


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

None.

                                     Part IV

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following exhibits and financial statement schedules are filed as exhibits to this Report:

1. Financial Statements of the Registrant are included under Item 8 hereof as Pages F-1 through F-8.

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


                                     ART MUSIC & ENTERTAINMENT, INC.

                                     By:      /s/ Thomas McCrimmon
                                              ----------------------------------
                                              Thomas McCrimmon, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

     Signature             Title                             Date
     ---------             -----                             ----


/s/ Thomas McCrimmon       President/Director                November 27, 2001
--------------------                                         ----------------
Thomas McCrimmon


/s/ Bertram Cutter         President/Director                November 27, 2001
------------------                                           ----------------
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