Form 10QSB
period 2000-03-31
GLOBAL ASSETS & SERVICES INC
filed 2001-11-27
CIK 876158

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                     Commission File Number
------------------                                    ----------------------
March 31, 2000                                             33-41063-A

                        ART, MUSIC & ENTERTAINMENT, INC.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

Florida                                               59-2960590
------------------------------------                  --------------------------
State or Other Jurisdiction                           (I.R.S. Employer
of incorporation or organization)                     Identification Number)

4400 W. Sample Road, Suite 140, Coconut Creek, FL  33073
--------------------------------------------------------
(Address of principal Executive Offices                     Zip Code)

Registrant's telephone number, including area code: (954) 971-9100


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                           Yes         No   X
                               -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                         4,397,767 as of March 31, 2000

                       ART, MUSIC AND ENTERTAINMENT, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS

                                 MARCH 31, 2000
                                   (UNAUDITED)



                               ART, MUSIC AND ENTERTAINMENT, INC.
                                  (A Development Stage Company
                                         Balance Sheets
                                          (Unaudited)



                                                                     March 31,                December 31,
                                                                        2000                      1999
                                                                  -----------------         ------------------
ASSETS:
Current assets:
   Cash                                                                        $ -                        $ -
   Prepaid Expenses                                                                                         -

                                                                  -----------------         ------------------
      Total current assets                                                       -                          -
                                                                  -----------------         ------------------

TOTAL ASSETS                                                                   $ -                        $ -
                                                                  =================         ==================


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
   Accounts Payable and Accrued Liabilities                                    $ -                        $ -
                                                                  -----------------         ------------------

Total Current Liabilities                                                        -                          -
                                                                  -----------------         ------------------

Stockholders' Equity:
Common Stock, $.01 Par Value, 100,000,000 shares
   authorized, 4,397,767 shares issued and outstanding                   4,397,767                  4,397,767
Additional Paid-In Capital                                                 204,566                    204,566
Deficit accumulated during the development stage                          (208,963)                  (208,963)
                                                                  -----------------         ------------------

                                                                  -----------------         ------------------
Total Stockholders' Deficit                                                      -                          -
                                                                  -----------------         ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ -                        $ -
                                                                  =================         ==================



   The accompanying notes are an integral part of these financial statements.



                       ART, MUSIC AND ENTERTAINMENT, INC.
                         (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)



                                                                                      May 25, 1988
                                                  Three-Months Ended                  (Inception) to
                                                       March 31,                      March 31,
                                                2000               1999               2000
                                              ---------         ----------            --------------

Revenue
   Revenue                                            $ -                $ -               $ 846,545
   (Less) Cost of Sales                                 -                  -                (336,524)

Total Income                                            -                  -                 510,021
                                           ---------------     --------------       -----------------
Operating Expenses
   Doubtful Accounts                                    -                  -                  34,469
   Consultant Fees                                      -                  -                 341,423
   Legal & Accounting                                   -                  -                  42,630
   Advertising                                          -                  -                  14,542
   Interest Expense                                     -                  -                   8,577
   Telephone                                            -                  -                  26,242
   Rent                                                 -                  -                  42,670
   Other General Expenses                               -                  -                 212,452
                                           ---------------     --------------       -----------------
Total Expenses                                          -                  -                 723,005
                                           ---------------     --------------       -----------------
Net Loss From Operations                                -                  -                (212,984)
                                           ---------------     --------------       -----------------
Other Income
   Interest Income                                      -                  -                   4,021
                                           ---------------     --------------       -----------------
Net Loss                                              $ -                $ -              $ (208,963)
                                           ===============     ==============       =================

Per Share Information:

   Weighted average number of
     common shares outstanding                  4,397,767          4,397,767
                                           ---------------     --------------
Net Loss per Common Share                         *                  *
                                           ===============     ==============

* Less than $.01



   The accompanying notes are an integral part of these financial statements.


                               ART, MUSIC AND ENTERTAINMENT, INC.
                                 (A Development Stage Company)
                                    Statement of Cash Flows
                                          (Unaudited)


                                                                                                            May 25, 1988
                                                                            Three-Months Ended             (Inception) to
                                                                                 March 31,                   March 31,
                                                                         2000               1999                2000
                                                                      ----------        ------------       ---------------
Cash Flows from Operating Activities:
Net Loss                                                                      $ -                $ -            $ (208,963)

Net Cash Flows Used by Operating Activities                                     -                  -              (208,963)

Cash Flows from Financing Activities:
   Issuance of Common Stock                                                     -                  -               208,963

Net Cash Flows Provided by Financing Activities                                 -                  -               208,963

Net Increase (Decrease) in Cash                                                 -                  -                     -

Cash and cash equivalents - Beginning of period                                 -                  -                     -

Cash and cash equivalents - End of period                                     $ -                $ -                   $ -
                                                                      ============      =============     =================



Supplemental Disclosure of Cash Flow Information
      Cash paid for Interest                                                  $ -                $ -                   $ -
                                                                      ============      =============     =================
      Cash paid for Income Taxes                                              $ -                $ -                   $ -
                                                                      ============      =============     =================



   The accompanying notes are an integral part of these financial statements.


                                       ART, MUSIC AND ENTERTAINMENT, INC.
                                         (A Development Stage Company)
                                  Statement of Stockholders' Equity (Deficit)
                                                 March 31, 2000
                                                  (Unaudited)



                                                                                                           Deficit
                                                                                                           Accumulated
                                                                                              Additonal     During the
                                        Preferred Stock              Common Stock            Paid-In       Development
                                   # of Shares     Amount        # of Shares   Amount        Capital        Stage          Totals
                                  -------------  ----------    -------------- ----------    -----------    -----------  ------------

Balance December 31, 1995                 -             $ -    3,575,268      $ 3,575      $ 87,810     $ (132,399)      $ (41,014)

Issuance for Merger                 693,221      55,556,100       66,533           67           (67)             -      55,556,100
Reverse Merger                     (486,754)    (48,675,400)           -            -             -              -     (48,675,400)
Deduction other assets                    -      (6,763,122)           -            -                            -      (6,763,122)
Net Loss for Year                         -               -            -            -             -        (72,473)        (72,473)
                                  ----------  --------------  -----------   ----------    ----------    -----------    ------------
Balance - December 31, 1996         206,467         117,578    3,641,801        3,642        87,743       (204,872)          4,091
                                  ----------  --------------  -----------   ----------    ----------    -----------    ------------
Preferred Stock to Common Stock    (206,467)       (117,578)     755,966          755       116,823              -               -
Net Loss for year                         -               -            -            -             -         (4,091)         (4,091)
                                  ----------  --------------  -----------   ----------    ----------    -----------    ------------
Balance - December 31, 1997               -               -    4,397,767        4,397       204,566       (208,963)              -
                                  ----------  --------------  -----------   ----------    ----------    -----------    ------------
Balance - December 31, 1998               -               -    4,397,767        4,397       204,566       (208,963)              -
                                  ----------  --------------  -----------   ----------    ----------    -----------    ------------
Balance - December 31, 1999               -               -    4,397,767        4,397       204,566       (208,963)              -
                                  ----------  --------------  -----------   ----------    ----------    -----------    ------------
Balance - March 31, 2000                  -             $ -    4,397,767      $ 4,397     $ 204,566     $ (208,963)            $ -
                                  ==========  ==============  ===========   ==========    ==========    ===========    ============



   The accompanying notes are an integral part of these financial statements.

                       ART, MUSIC AND ENTERTAINMENT, INC.
                          Notes to Financial Statements
                                 March 31, 2000
                                   (Unaudited)



Note 1 - Presentation of Interim Information:
         ------------------------------------

In the opinion of the management of Art, Music and Entertainment, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2000 and the results of operations for the three-months ended March 31, 2000 and 1999, and cash flows for the three-months ended March 31, 2000 and 1999. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 1999, and the reader is cautioned to review the Audited Financial Statements for the year ended December 31, 1999 and accompanying footnotes thereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
OF OPERATIONS
-------------


RESULTS OF OPERATIONS FOR THREE MONTH PERIOD ENDED MARCH 31, 2000

The Company had no revenues for the three month period in 2000 or 1999. The Company had no general and administrative expenses for the period in 2000 or 1999. In the three month period the Company no profit or loss in 2000 or 1999.



LIQUIDITY AND CAPITAL RESOURCES

The Company had minimal cash capital at the end of the period, which is insufficient for any significant sales operations. The Company will be forced to either borrow or make private placements of stock or sell assets or inventory in order to fund operations. No assurance exists as to the ability to achieve sales or loans, or make private placements of stock.

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
-------    -----------------

           None

ITEM 2.    CHANGES IN SECURITIES
-------    ---------------------

           None

ITEM 3.    DEFAULT UPON SENIOR SECURITIES
-------    ------------------------------

           None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------    ---------------------------------------------------

           None


ITEM 5.    OTHER INFORMATION
-------    -----------------

           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
-------    --------------------------------

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



                                             ART, MUSIC & ENTERTAINMENT, INC.



Date: November 27, 2001                      /s/ Thomas McCrimmon
                                             -----------------------------------
                                             Thomas McCrimmon, President