Form 10QSB
period 2000-06-30
GLOBAL ASSETS & SERVICES INC
filed 2001-11-27
CIK 876158

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                     Commission File Number
------------------                                    ----------------------
June 30, 2000                                              33-41063-A

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

                          4,397,767 as of June 30, 2000

                       ART, MUSIC AND ENTERTAINMENT, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS

                                  JUNE 30, 2000
                                   (UNAUDITED)



                               ART, MUSIC AND ENTERTAINMENT, INC.
                                  (A Development Stage Company
                                         Balance Sheets
                                          (Unaudited)



                                                                      June 30,                December 31,
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



                       ART, MUSIC AND ENTERTAINMENT, INC.
                         (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)


                                                                                                              May 25, 1988
                                           Three-Months Ended                   Six-Months Ended              (Inception) to
                                                June 30,                            June 30,                   June 30,
                                          2000             1999               2000             1999               2000
Revenue
   Revenue                                     $ -              $ -                $ -              $ -           $ 846,545
   (Less) Cost of Sales                          -                -                  -                -            (336,524)
                                      -------------    -------------      -------------    -------------      --------------
Total Income                                     -                -                  -                -             510,021

Operating Expenses
   Doubtful Accounts                             -                -                  -                -              34,469
   Consultant Fees                               -                -                  -                -             341,423
   Legal & Accounting                            -                -                  -                -              42,630
   Advertising                                   -                -                  -                -              14,542
   Interest Expense                              -                -                  -                -               8,577
   Telephone                                     -                -                  -                -              26,242
   Rent                                          -                -                  -                -              42,670
   Other General Expenses                        -                -                  -                -             212,452
                                      -------------    -------------      -------------    -------------      --------------
Total Expenses                                   -                -                  -                -             723,005
                                      -------------    -------------      -------------    -------------      --------------
Net Loss From Operations                         -                -                  -                -            (212,984)
                                      -------------    -------------      -------------    -------------      --------------
Other Income
   Interest Income                               -                -                  -                -               4,021
                                      -------------    -------------      -------------    -------------      --------------
Net Loss                                       $ -              $ -                $ -              $ -          $ (208,963)
                                      =============    =============      =============    =============      ==============

Per Share Information:

   Weighted average number of
     common shares outstanding           4,397,767        4,397,767          4,397,767        4,397,767
                                      -------------    -------------      -------------    -------------
Net Loss per Common Share                   *                *                  *                *
                                      =============    =============      =============    =============


* Less than $.01


   The accompanying notes are an integral part of these financial statements.


                               ART, MUSIC AND ENTERTAINMENT, INC.
                                 (A Development Stage Company)
                                    Statement of Cash Flows
                                          (Unaudited)


                                                                                                            May 25, 1988
                                                                              Six-Months Ended             (Inception) to
                                                                                  June 30,                    June 30,
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


                                       ART, MUSIC AND ENTERTAINMENT, INC.
                                          (A Development Stage Company)
                                   Statement of Stockholders' Equity (Deficit)
                                                  June 30, 2000
                                                   (Unaudited)



                                                                                                           Deficit
                                                                                                           Accumulated
                                                                                              Additonal     During the
                                        Preferred Stock              Common Stock            Paid-In       Development
                                   # of Shares     Amount        # of Shares   Amount        Capital        Stage          Totals
                                  -------------  ----------    -------------- ----------    -----------    -----------  ------------

Balance December 31, 1995                 -             $ -    3,575,268      $ 3,575      $ 87,810     $ (132,399)      $ (41,014)

Issuance for Merger                 693,221      55,556,100       66,533           67           (67)             -      55,556,100
Reverse Merger                     (486,754)    (48,675,400)           -            -             -              -     (48,675,400)
Deduction other assets                    -      (6,763,122)           -            -                            -      (6,763,122)
Net Loss for Year                         -               -            -            -             -        (72,473)        (72,473)
                                  ----------  --------------  -----------   ----------    ----------    -----------    ------------
Balance - December 31, 1996         206,467         117,578    3,641,801        3,642        87,743       (204,872)          4,091
                                  ----------  --------------  -----------   ----------    ----------    -----------    ------------
Preferred Stock to Common Stock    (206,467)       (117,578)     755,966          755       116,823              -               -
Net Loss for year                         -               -            -            -             -         (4,091)         (4,091)
                                  ----------  --------------  -----------   ----------    ----------    -----------    ------------
Balance - December 31, 1997               -               -    4,397,767        4,397       204,566       (208,963)              -
                                  ----------  --------------  -----------   ----------    ----------    -----------    ------------
Balance - December 31, 1998               -               -    4,397,767        4,397       204,566       (208,963)              -
                                  ----------  --------------  -----------   ----------    ----------    -----------    ------------
Balance - December 31, 1999               -               -    4,397,767        4,397       204,566       (208,963)              -
                                  ----------  --------------  -----------   ----------    ----------    -----------    ------------
Balance - June 30, 2000                   -             $ -    4,397,767      $ 4,397     $ 204,566     $ (208,963)            $ -
                                  ==========  ==============  ===========   ==========    ==========    ===========    ============



   The accompanying notes are an integral part of these financial statements.

                       ART, MUSIC AND ENTERTAINMENT, INC.
                          Notes to Financial Statements
                                  June 30, 2000
                                   (Unaudited)



Note 1 - Presentation of Interim Information:
         ------------------------------------

In the opinion of the management of Art, Music and Entertainment, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2000 and the results of operations for the three-months and six-months ended June 30, 2000 and 1999, and cash flows for the six-months ended June 30, 2000 and 1999. Interim results are not necessarily indicative of results for a full year.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
OF OPERATIONS
-------------


RESULTS OF OPERATIONS FOR THREE MONTH PERIOD ENDED JUNE 30, 2000

The Company had no revenues for the three month period in 2000 or 1999. The Company had no general and administrative expenses for the period in 2000 and 1999 and had no profit or loss in either period.


RESULTS OF OPERATIONS FOR SIX MONTH PERIOD ENDED JUNE 30, 2000

The Company had no revenues or expenses and general and administrative costs for the six month period for 2000 or 1999. There was no net profit or loss for either period. While the Company is seeking capital sources for investment to fund operations, there is no assurance that sources can be found.


LIQUIDITY AND CAPITAL RESOURCES

The Company had nominal cash capital at the end of the period, which is insufficient for any significant sales operations. The Company will be forced to either borrow or make private placements of stock or sell assets or inventory in order to fund operations. No assurance exists as to the ability to achieve sales or loans, or make private placements of stock.

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