Form 10KSB/A
period 2000-12-31
GLOBAL ASSETS & SERVICES INC
filed 2001-11-28
CIK 876158

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the fiscal year ended:  December 31, 2000

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

                           ______ Yes       ___X____ No

As of December 31, 2000, 4,397,767 shares of common stock and no shares of preferred stock were outstanding. The aggregate market value of the Stock held by non-affiliates of Art Music & Entertainment, Inc. was none, due to no market price.

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

                           Common Stock              Common Stock
2000                       Bid High                  Bid Low
----------------------------------------------------------------
1st Quarter                n/a                       n/a
2nd Quarter                n/a                       n/a
3rd Quarter                n/a                       n/a
4th Quarter                n/a                       n/a


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

The Company anticipates its shares will trade over the counter by market makers who have not as yet quoted a specific bid or ask price. Quotations, if made, represent only prices between dealers and do not include retail markups, markdowns or commissions and accordingly, may not represent actual transactions. The Company estimates that as of December 31, 2000, there are approximately 100 stockholders of the Company's shares.

No dividends have been declared or paid by the Company and the Company presently intends to retain all future earnings, if any, to finance the expansion and development of its business.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition
-------------------

During fiscal year 2000, the Company continued to be a development stage entity but posted some sales and revenues.

Financial Condition and Changes in Financial Condition
------------------------------------------------------

Liquidity and Capital Assets.
----------------------------

The Company's primary source of liquidity since inception has been from funds raised during its initial capitalization and sales.

Results of Operations 2000 compared to 1999
-------------------------------------------

     Business operations were none and no revenues were generated in 1999 or 1998. The Company at year end had no cash. The Company needed cash or loans from any sources, for any significant business operations.

         During the fiscal year ended December 31, 2000, the Company incurred no profit or loss compared to no profit/loss in 1999. Profit/loss per share was none in 2000 and in 1999.

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

                                    Part III

Item 9. Directors and Executive Officers of the Registrant and Compliance with
Section 16(a).

The directors and executive officers of the Company as of December 31, 1999, are as follows:

         Name                       Age              Position Held
         ----                       ---              -------------

Norman Brander                      57               President/Director
Sheryl B. Salvadore                 44               Secretary/Director

Norman Brander, age 57, attended University of New Haven, CT. He was Senior Vice President of Stellar, Inc. (a travel, leisure and entertainment company) from 1992-1994. He has been President/Director of Art Music & Entertainment, Inc. since 1994 to the present. Mr. Brander also was the Executive Producer for the 1993 Charlie Parker Lifetime Achievement Awards as well as Executive Producer on the NCL - Norway Jazz Theme Cruise. In 1994 he also produced a two week Jazz Festival featuring Lionel Hampton and His Golden Men. Most recently Mr. Brander was the Executive Producer of the 1996 International Jazz hall of Fame Induction and Award Ceremonies.

Sheryl B. Salvadore, age 44, received her AA degree from Hillsborough Community College, then went on to take additional business and accounting courses from University of Tampa and University of South Florida. She is Secretary of AM&E and President of Gotham City Productions, Inc.

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


                                    SUMMARY COMPENSATION TABLE OF EXECUTIVES
                                            Annual Compensation                               Awards

Name and                 Year          Consulting         Bonus         Other Annual           Restricted             Securities
Principal                              Fees ($) or        ($)           Compensation ($)       Stock                  Underlying
Position                               Salary                                                  Award(s)($)            Options/SARs
------------------  ------------  ------------------ ------------  --------------------  -----------------  ---------------------

Norman              1998          0                  0             0                     0                  0
Brander,            1999          0                  0             0                     0                  0
President           2000          0                  0             0                     0                  0
==================  ============  ================== ============  ====================  =================  =====================
Sheryl B.           1998          0                  0             0                     0                  0
Salvadore,          1999          0                  0             0                     0                  0
Secretary           2000          0                  0             0                     0                  0
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


(b) Reports on Form 8-K. There were no reports on Form 8-K for the twelve month period ended December 31, 2000.

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