Form 10QSB
period 2001-03-31
GLOBAL ASSETS & SERVICES INC
filed 2001-11-28
CIK 876158

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                     Commission File Number
------------------                                    ----------------------
March 31, 2001                                             33-41063-A

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

                           Yes   X     No
                               -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                         4,397,767 as of March 31, 2001

                       ART, MUSIC AND ENTERTAINMENT, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS

                                 MARCH 31, 2001
                                   (UNAUDITED)



                               ART, MUSIC AND ENTERTAINMENT, INC.
                                  (A Development Stage Company
                                         Balance Sheets
                                          (Unaudited)



                                                                     March 31,                December 31,
                                                                        2001                      2000
                                                                  -----------------         ------------------
ASSETS:
Current assets:
   Cash                                                                        $ -                        $ -
   Prepaid Expenses                                                                                         -

                                                                  -----------------         ------------------
      Total current assets                                                       -                          -
                                                                  -----------------         ------------------

TOTAL ASSETS                                                                   $ -                        $ -
                                                                  =================         ==================


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
   Accounts Payable and Accrued Liabilities                                    $ -                        $ -
                                                                  -----------------         ------------------

Total Current Liabilities                                                        -                          -
                                                                  -----------------         ------------------

Stockholders' Equity:
Common Stock, $.01 Par Value, 100,000,000 shares
   authorized, 4,397,767 shares issued and outstanding                   4,397,767                  4,397,767
Additional Paid-In Capital                                                 204,566                    204,566
Deficit accumulated during the development stage                          (208,963)                  (208,963)
                                                                  -----------------         ------------------

                                                                  -----------------         ------------------
Total Stockholders' Deficit                                                      -                          -
                                                                  -----------------         ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ -                        $ -
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



                       ART, MUSIC AND ENTERTAINMENT, INC.
                         (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)



                                                                                      May 25, 1988
                                                  Three-Months Ended                  (Inception) to
                                                       March 31,                      March 31,
                                                2001               2000               2001
                                              ---------         ----------            --------------

Revenue
   Revenue                                            $ -                $ -               $ 846,545
   (Less) Cost of Sales                                 -                  -                (336,524)

Total Income                                            -                  -                 510,021
                                           ---------------     --------------       -----------------
Operating Expenses
   Doubtful Accounts                                    -                  -                  34,469
   Consultant Fees                                      -                  -                 341,423
   Legal & Accounting                                   -                  -                  42,630
   Advertising                                          -                  -                  14,542
   Interest Expense                                     -                  -                   8,577
   Telephone                                            -                  -                  26,242
   Rent                                                 -                  -                  42,670
   Other General Expenses                               -                  -                 212,452
                                           ---------------     --------------       -----------------
Total Expenses                                          -                  -                 723,005
                                           ---------------     --------------       -----------------
Net Loss From Operations                                -                  -                (212,984)
                                           ---------------     --------------       -----------------
Other Income
   Interest Income                                      -                  -                   4,021
                                           ---------------     --------------       -----------------
Net Loss                                              $ -                $ -              $ (208,963)
                                           ===============     ==============       =================

Per Share Information:

   Weighted average number of
     common shares outstanding                  4,397,767          4,397,767
                                           ---------------     --------------
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


                               ART, MUSIC AND ENTERTAINMENT, INC.
                                 (A Development Stage Company)
                                    Statement of Cash Flows
                                          (Unaudited)


                                                                                                            May 25, 1988
                                                                            Three-Months Ended             (Inception) to
                                                                                 March 31,                   March 31,
                                                                         2001               2000                2001
                                                                      ----------        ------------       ---------------
Cash Flows from Operating Activities:
Net Loss                                                                      $ -                $ -            $ (208,963)

Net Cash Flows Used by Operating Activities                                     -                  -              (208,963)

Cash Flows from Financing Activities:
   Issuance of Common Stock                                                     -                  -               208,963

Net Cash Flows Provided by Financing Activities                                 -                  -               208,963

Net Increase (Decrease) in Cash                                                 -                  -                     -

Cash and cash equivalents - Beginning of period                                 -                  -                     -

Cash and cash equivalents - End of period                                     $ -                $ -                   $ -
                                                                      ============      =============     =================



Supplemental Disclosure of Cash Flow Information
      Cash paid for Interest                                                  $ -                $ -                   $ -
                                                                      ============      =============     =================
      Cash paid for Income Taxes                                              $ -                $ -                   $ -
                                                                      ============      =============     =================



   The accompanying notes are an integral part of these financial statements.


                                       ART, MUSIC AND ENTERTAINMENT, INC.
                                         (A Development Stage Company)
                                  Statement of Stockholders' Equity (Deficit)
                                                 March 31, 2001
                                                  (Unaudited)



                                                                                                           Deficit
                                                                                                           Accumulated
                                                                                              Additonal     During the
                                        Preferred Stock              Common Stock            Paid-In       Development
                                   # of Shares     Amount        # of Shares   Amount        Capital        Stage          Totals
                                  -------------  ----------    -------------- ----------    -----------    -----------  ------------

Balance December 31, 1995                 -             $ -    3,575,268      $ 3,575      $ 87,810     $ (132,399)      $ (41,014)

Issuance for Merger                 693,221      55,556,100       66,533           67           (67)             -      55,556,100
Reverse Merger                     (486,754)    (48,675,400)           -            -             -              -     (48,675,400)
Deduction other assets                    -      (6,763,122)           -            -                            -      (6,763,122)
Net Loss for Year                         -               -            -            -             -        (72,473)        (72,473)
                                  ----------  --------------  -----------   ----------    ----------    -----------    ------------
Balance - December 31, 1996         206,467         117,578    3,641,801        3,642        87,743       (204,872)          4,091
                                  ----------  --------------  -----------   ----------    ----------    -----------    ------------
Preferred Stock to Common Stock    (206,467)       (117,578)     755,966          755       116,823              -               -
Net Loss for year                         -               -            -            -             -         (4,091)         (4,091)
                                  ----------  --------------  -----------   ----------    ----------    -----------    ------------
Balance - December 31, 1997               -               -    4,397,767        4,397       204,566       (208,963)              -
                                  ----------  --------------  -----------   ----------    ----------    -----------    ------------
Balance - December 31, 1998               -               -    4,397,767        4,397       204,566       (208,963)              -
                                  ----------  --------------  -----------   ----------    ----------    -----------    ------------
Balance - December 31, 1999               -               -    4,397,767        4,397       204,566       (208,963)              -
                                  ----------  --------------  -----------   ----------    ----------    -----------    ------------
Balance - December 31, 2000               -             $ -    4,397,767      $ 4,397     $ 204,566     $ (208,963)            $ -
                                  ==========  ==============  ===========   ==========    ==========    ===========    ============
Balance - March 31, 2001                  -             $ -    4,397,767      $ 4,397     $ 204,566     $ (208,963)            $ -
                                  ==========  ==============  ===========   ==========    ==========    ===========    ============


   The accompanying notes are an integral part of these financial statements.

                       ART, MUSIC AND ENTERTAINMENT, INC.
                          Notes to Financial Statements
                                 March 31, 2001
                                   (Unaudited)



Note 1 - Presentation of Interim Information:
         ------------------------------------

In the opinion of the management of Art, Music and Entertainment, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2001 and the results of operations for the three-months ended March 31, 2001 and 2000, and cash flows for the three-months ended March 31, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2000, and the reader is cautioned to review the Audited Financial Statements for the year ended December 31, 2000 and accompanying footnotes thereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
OF OPERATIONS
-------------


RESULTS OF OPERATIONS FOR THREE MONTH PERIOD ENDED MARCH 31, 2001
-----------------------------------------------------------------

The Company had no expenses or general and administrative costs for the three month period in 2001 or 2000. There were no revenues for the period in 2001 or 2000. The Company recorded no net profit or loss in the period in 2001 or 2000. While the Company is seeking capital sources for investment, there is no assurance that sources can be found.

LIQUIDITY AND CAPITAL RESOURCES

The Company had minimal cash capital at the end of the period, which is insufficient for any significant operations. The Company will be forced to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans, or make private placements of stock.

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