Form 10KSB
period 2001-12-31
GLOBAL ASSETS & SERVICES INC
filed 2002-04-25
CIK 876158

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the fiscal year ended:  December 31, 2001

Commission File number:  33-41063-A

                         GLOBAL ASSETS & SERVICES, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

Florida                                        59-3723328
--------                                       ----------
State or Other Jurisdiction                    (I.R.S. Employer Identification
of incorporation or organization)              Number)

3816 W. Linebaugh Ave., Suite 200 Tampa, FL  33624
- -------------------------------------------------
(Address of principal Executive Offices    Zip Code)

Registrant's telephone number, including area code:(813) 964-1300

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

                           __X____ Yes       _______ No

As of December 31, 2001, 7,797,767 shares of common stock and no shares of preferred stock were outstanding. The aggregate market value of the Stock held by non-affiliates of Registrant was none, due to no market price.

     Documents  incorporated  by  reference:   (1)  The  Company's  Registration
Statement on Form S-18 (33-41063-A).

   TABLE OF CONTENTS

PART I                                                                     PAGE

     Item 1.   Description of Business                                         1
     Item 2.   Description of Property                                         5
     Item 3.   Legal Proceedings                                               5
     Item 4.   Submission of Matters to a Vote of Security Holders             5


PART II

     Item 5.   Market for Common Equity and Related Stockholder Matters        5
     Item 6.   Management's Discussion and Analysis or Plan of Operation       6
     Item 7.   Financial Statements                                            8
     Item 8. Changes in and Disagreements With Accountants on Accounting 8 and Financial Disclosure


PART III

     Item 9.   Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act               8
     Item 10.  Executive Compensation                                          9
     Item 11.  Security Ownership of Certain Beneficial Owners and Management 12
     Item 12.  Certain Relationships and Related Transactions                 13
     Item 13.  Exhibits and Reports on Form 8-K                               14


SIGNATURES                                                                    17

                                     Part I

Item 1. Business.

General Description of Company
- ------------------------------

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

         Retired Class G Preferred for 28,000 shares of common Retired Class I Preferred for 230,000 shares of common Retired Class F Preferred for 7,967 shares of common Retired Class E Preferred for 10,000 shares of common Retired Class C Preferred for 100,000 shares of common Retired Class A Preferred for 380,000 shares of common

Television Broadcast Time
- -------------------------

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

By the summer of 1997 AIN planned to be broadcasting its programming on approximately 200 stations to close to 40 million households. AM&E intended to create revenue by selling its commercial spots and its time slots for programming. It did not achieve this goal, and ceased its operations in this area in 1998.

Current Business
----------------

Global Assets & Services, Inc. (the "Company"), in December 21, 2001 executed a letter of intent to enter into a Software License Agreement with M-Cube Corporation. Focus systems, Inc., publicly listed in the Tokyo OTC Market, is the parent company of M-Cube Corporation, owning 50% of M-Cube Corporation. This is for a new chaos theory encryption software package suitable for internet communications and data security. There is no assurance that this transaction will ultimately be completed, and as of the date of filing of this report on Form 10KSB a definitive Agreement for this Software License has not yet been executed.

The Focus Systems new encryption package, "C4S. C4K", was developed by a majority owned subsidiary of Focus, C4 Technology, Inc. based on chaos theory. Focus has been heavily involved in the development of software for telecommunications. This led to involvement in information security issues and development of encryption systems over the past few years. Separately its subsidiary was active in the provision of internet video, Digital TV Net, and began developing a suitable encryption package for its own purposes.

While Focus was studying various approaches to information security, it appeared that the subsidiary had developed a very stable, fast and multi-platform compatible package that is now known as C4S.C4K. Li Jingye, originally working at the China Academy of Sciences computer Laboratory and then working as a visiting research worker at Riken in Tokyo, moved to C4 Technology, Inc. and developed the chaos theory encryption package with a shared C4S key and a public C4K key. The domestic patent in Japan was granted in February 2001. Despite the security of using a chaotic signal, a key of variable length and two stage encryption it is possible to encrypt at a speed of up to 228Mbps which is very fast the industry.

JAVA compatibility means that there is multi-platform capability and this open system approach and high speed mean wide application in broad band networks.

C4S.C4K is suitable for the very low weight designs typical of mobile phones. While chaos encryption is inherently fast and secure, it does require floating point arithmetic and this barred it from mobile applications until Focus devised a miniature chaotic signal emulator. It is the only chaos theory encryption package applicable to mobile phones"

Focus relies on a combination of patent, trade secret, copyright and trademark laws, software licenses, nondisclosure agreement and technical measures to protect proprietary technology.

Global Assets and Services, Inc. intends to seek North American Industry Partners to market the software. No agreements for marketing the licensed software had been negotiated through March 31, 2002.

The market for information security, including software products professional services, training and managed security services are intensely competitive, and we expect competition to increase in the future. The company believes that the principal competitive factors affecting the market for information security include security effectiveness, manageability, technical features, performance, ease of use, price, scope of product offerings, professional services capabilities, distribution relationships and customer service and support. The company cannot guarantee that it will compete successfully to market against current and potential competitors, especially those with greater financial resources or brand name recognition.



                                  Subsidiaries
                                  ------------

All subsidiaries were inactive and were abandoned or rescinded in 1998.

Services
- --------

None.

Competition
- -----------

The Company will be in competition with many companies of much greater experience, financial resources and long established businesses. There is no assurance that the Company will have any success in competition with other businesses.

Employees and Consultants
- -------------------------

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

Item 2. Properties.

In 2001, the Company maintained its corporate records at 3816 W. Linebaugh Ave., Suite 200 Tampa, FL 33624.

Item 3. Legal Proceedings.

The Company is not a party to any pending legal proceedings, as of date of this report.

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

                           Common Stock              Common Stock
2001                       Bid High                  Bid Low
- ----------------------------------------------------------------
1st Quarter                n/a                       n/a
2nd Quarter                n/a                       n/a
3rd Quarter                n/a                       n/a
4th Quarter                n/a                       n/a


                           Common Stock              Common Stock
2000                       Bid High                  Bid Low
- ----------------------------------------------------------------
1st Quarter                n/a                       n/a
2nd Quarter                n/a                       n/a
3rd Quarter                n/a                       n/a
4th Quarter                n/a                       n/a

The Company anticipates its shares will trade over the counter Quotations, if made, represent only prices between dealers and do not include retail markups, markdowns or commissions and accordingly, may not represent actual transactions. The Company estimates that as of December 31, 2001, there are approximately 239 stockholders of record of the Company's shares.

No dividends have been declared or paid by the Company and the Company presently intends to retain all future earnings, if any, to finance the expansion and development of its business.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition
- -------------------

During fiscal year 2001, the Company continued to be a development stage entity with no sales and revenues. The company had no capital for operations and had no business operations.

Financial Condition and Changes in Financial Condition
- ------------------------------------------------------

Liquidity and Capital Assets.
- ----------------------------

The Company's primary source of liquidity since inception has been from funds raised during its initial capitalization and sales. The company has no sources of capital except to use its stock for private placements. The company will be reliant upon loans from offices for any cash needs. No loan commitments have been made by anyone.

The Company remains in the development stage and, since inception, has experienced significant liquidity problems and has no significant capital resources now and has stockholder's deficit of ($366,906) at September 30, 2001. The Company has no current assets and no other assets at September 30, 2001.

         The Company is unable to carry out any plan of business without funding. The Company cannot predict to what extent its current lack of liquidity and capital resources will impair the consummation of a business combination or whether it will incur further operating losses through any business entity which the Company may eventually acquire. There is no assurance that the Company can continue as a going concern without substantial funding, for which there is no source.

         The Company estimates it will require $25,000 to $30,000 to cover legal, accounting, transfer and miscellaneous costs of being a reporting company in the next fiscal year. The Company will have a cash shortfall for current annual costs of at least $25,000 to $30,000, for which it has no source except shareholder loans or contributions, none of which have been committed.


Results of Operations 2001 compared to 2000
- -------------------------------------------

     Business operations were none and no revenues were generated in 2001 or 2000. The Company at year end had no cash. The Company needed cash or loans from any sources, for any significant business operations.

     During the fiscal year ended December 31, 2001, the Company incurred general and administrative expenses of $39,462 compared to no such expneses in 2000. The net loss was ($39,462) in 2001 compared to no loss in 2000. Loss per share was ($.01) in 2001 and none in 2000.

NEED FOR ADDITIONAL FINANCING

         The Company does not have capital sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. The Company will have to seek loans or equity placements to cover such cash needs. In the event the Company is able to complete a business combination during this period, lack of its existing capital may be a sufficient impediment to prevent it from accomplishing the goal of completing a business combination. There is no assurance, however, that without funds it will ultimately allow registrant to complete a business combination. Once a business combination is completed, the Company's needs for additional financing are likely to increase substantially. The Company will need to raise additional funds to conduct any business activities in the next twelve months.

         No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses as they may be incurred.

         Irrespective   of  whether  the  Company's  cash  assets  prove  to  be
inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

         The Company has no plans for any research and development in the next twelve months. The Company has no plans at this time for purchases or sales of fixed assets which would occur in the next twelve months.

         The Company has no expectation or anticipation of significant changes in number of employees in the next twelve months, however, if it achieves a business acquisition, it may acquire or add employees of an unknown number in the next twelve months.

         The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report.

     There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no developed business, no capital, debt in excess of $36,162, all of which is current, no cash, no assets, and no capital commitments. The company is negotiating a software license and has signed a letter of intent with regard to the Software License. The effects of such conditions could easily be to cause the Company's bankruptcy, except there are no assets to liquidate in Bankruptcy.

Item 7. Financial Statements and Supplemental Data.

Attached hereto and filed as part of this Form 10-KSB are the financial statements required by Regulation SB. Please refer to pages F-1 through F-8.

Item 8. Changes in and Disagreements on Accounting and Financial Disclosure.

Alessandri & Alessandri, formerly auditors for the Company, were dismissed as auditors, due to the death of the responsible partner in 1999. Alessandri & Alessandri had not performed any auditing work for the company since 1997. Michael Johnson & Co.,LLC were engaged as auditors for Company in 2001.

The Change of Accountants was approved by the Board of Directors. No audit committee exists other than the members of the Board of Directors

In connection with audit of the two most recent fiscal years and through the date of dismissed of the accountants, no disagreements exist with any former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused them to make reference in connection with his report to the subject of the disagreement(s).

                                    Part III

Item 9. Directors and Executive Officers of the Registrant and Compliance with
Section 16(a).

The directors and executive officers of the Company as of December 31, 1999, are as follows:

         Name               Age              Position Held        Tenure
         ----               ---              -------------        ------

Thomas L. McCrimmon         58               President/Director   Since 2001
Bertram E Cutler            75               Secretary/Director   Since 2001


THOMAS L. MC CRIMMON (age 58), President. Mr. McCrimmon has been involved in merger and acquisition work, SEC and management consulting to private and public companies from 1976 through 1983 as the founder and owner of Bay Business Consultants, a business brokerage and consulting firm. Mr. McCrimmon has been the President and founder of Florida Hi-Tech Capital, Inc., Tampa, Florida, a privately held financial management consulting firm since 1984 to present. From 1988- April 2, 1990, Mr. McCrimmon was president of Paragon Acquisitions Group, Inc., a public company which acquired 100% interest in Sun Up Foods, Inc., Benton, Kentucky, a processor of citrus juice concentrate for resale to dairies nationwide. Mr. McCrimmon was President (1988 - March 1991) of Baystar Capital, Inc., a public shell company which merged with American Clinical Laboratories, Tampa, Florida. Mr. McCrimmon was President and a Director of Strategic Ventures, Inc. from 1991-2000. In 2000, Strategic acquired and merged with Internet Venture Group, Inc. and he remains as a Director to date.

     BERTRAM E. CUTLER (age 75) Secretary. Mr. Cutler devotes as much time as necessary to the business of the Company and assists Mr. McCrimmon in the day to day operations of the Company, ongoing negotiations with regard to proposed mergers and other management matters. Mr. Cutler is a licensed insurance agent and from 1985 to 1996, served as President of C.D.R.I., Inc., a firm specializing in marketing programs of the securities and insurance industries. Previously, Mr. Cutler was co-founder and a consultant to Career Development Corporation, an executive search firm with offices in Atlanta and Washington, D.C. (1972-1985). From 1991 to 2000, he was Secretary and a Director of Strategic Ventures, Inc.


None of the above individuals have a criminal history or have had any adverse securities actions taken against them.

The directors named above will serve until the next annual meeting of the Company's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between the directors and officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

The directors and officers of the Company will devote such time to the Company's affairs on an "as needed" basis, but less than 20 hours per month. As a result, the actual amount of time which they will devote to the Company's affairs is unknown and is likely to vary substantially from month to month.

Item 10. Executive Compensation.

         The Company recorded no compensation to the executive officers as a group for services contributed to the Company in all capacities during the 2001 fiscal year. No one executive officer received, or has accrued for his benefit, in excess of $100,000 for the year. No cash bonuses were or are to be paid to such persons.

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


                            SUMMARY COMPENSATION TABLE OF EXECUTIVES
                                   Annual Compensation               Awards

Name and    Year     Consulting     Bonus     Other Annual           Restricted         Securities    Long Term      All Other
Principal            Fees ($) or    ($)       Compensation ($)       Stock              Underlying    Compensation  Compensation
Position             Salary                                          Award(s)($)        Options/SARs  Option
--------    ----     --------      -------    ----------------       -----------        ------------  ------        -------------

Norman      1998          0          0             0                     0                  0            0                0
Brander,    1999          0          0             0                     0                  0            0                0
President   2000          0          0             0                     0                  0            0                0
(Resigned)
=========   ====     =========     ========   ================       ===========        =============  =======       =============
Sheryl B.   1998          0          0             0                     0                  0            0                0
Salvadore,  1999          0          0             0                     0                  0            0                0
Secretary   2000          0          0             0                     0                  0            0                0
(Resigned)
=========   ====     =========     ========   ================       ===========        =============  =======       =============
Thomas      1998          0          0             0                     0                  0            0                0
McCrimmon,  1999          0          0             0                     0                  0            0                0
President,  2000          0          0             0                     0                  0            0                0
Director
=========   ====     =========     ========   ================       ===========        =============  =======       =============
Bertram     1999          0          0             0                     0                  0            0                0
Cutler,     2000          0          0             0                     0                  0            0                0
Secretary,  2001          0          0             0                     400,000            0            0                0
Director
=========   ====     =========     ========   ================       ===========        =============  =======       =============
Officers    1999          0          0             0                     0                  0            0                0
as a Group  2000          0          0             0                     0                  0            0                0
Secretary   2001          0          0             0                     0                  0            0                0


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

Name                                          Annual            Meeting          Consulting         Number         Number of
                                              Retainer          Fees ($)         Fees/Other         of             Securities
                                              Fees ($)                           Fees ($)           Shares         Underlying
                                                                                                    (#)            Options/SARs(#)
- --------------------------------------------  ----------------  ---------------  ------------------ -------------  ---------------
A. Director, Norman Brander (Resigned)        0                 0                0                  0              0
B. Director, Sheryl B. Salvadore (Resigned)   0                 0                0                  0              0
C. President, Thomas McCrimmon                0                 0                0                  0              0
D. Secretary, Bertram Cutler                  0                 0                0                  0              0
E. Secretary, Directors as a Group            0                 0                0                  0              0
============================================  ================  ===============  ================== =============  =================

Option/SAR Grants Table (None)

        Aggregated Option/SAR Exercises in Last Fiscal Year an FY-End Option/SAR value (None)

         Long Term Incentive Plans - Awards in Last Fiscal Year (None)

         No officer or director has received any other remuneration in the two year period prior to the filing of this registration statement. There is no current plan in existence, to pay or accrue compensation to its officers and directors for services related to seeking business opportunities and completing a merger or acquisition transaction. See "Certain Relationships and Related Transactions." The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

                                              Option/SAR Grants Table
Name                     Number of Securities          % of Total                     Exercise         Expiration
                         Underlying                    Options/SARs                   or Price         Date
                         Options/SARs                  Granted to Employees           ($/Sh)
                         Granted (#) in Fiscal Year
- -------------------------------------------------------------------------------------------------------------------
None



                                Aggregated Option/SAR Exercises in Last Fiscal Year
                                            and FY-End Option/SAR value

Name                        Shares            Value           Number of Securities          Value of Unexercised
                            Acquired          Realized        Underlying                    In the Money
                            on                ($)             Unexercised                   Options/SARs at FY-
                            Exercise                          Options/SARs at FY-           End ($) Exercisable/
                            (#)                               End (#) Exercisable/          Unexercisable
                                                              Unexercisable
- ---------------------------------------------------------------------------------------------------------------------
None




Item 11. Security Ownership of Management and Beneficial Owners.

The following table sets forth information, as of December 31, 2001, with respect to the beneficial ownership of the Company's $.001 par value common stock (or Preferred Convertible Stock which would represent 5% or more of the Company's common stock) by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock, and by current officers and directors of the Company.


a.)      Officers and Directors

Stock Title                Name and Address                   Amount of Beneficial               Percentage
of Class                   of Beneficial Owner                Ownership                          of Class
- --------                   -------------------                ---------                          --------

Common                     Thomas L. McCrimmon                2,533,525                          32%
                           President and Director
                           3816 W. Linebaugh Ave.,
                           Tampa, FL 33624

Common                     Bertram E. Cutler                  1,520,000                          19%
                           Secretary/Treasurer/Director
                           3816 W. Linebaugh, Suite 200
                           Tampa, FL 33624

                           All Officers and                   4,053,525                          52%
                           Directors as a Group
                           (2 Persons)

b)       Beneficial Owners of 5% or more of equity in the Company.

Thomas L. McCrimmon                   2,533,525                         32%
3816 W. Linebaugh Ave., #408
Tampa, FL  33624

Bertram E. Cutler                     1,520,000                         19%
3816 W. Linebaugh Ave., #408
Tampa, FL  33624


Item 12. Certain Relationships and Related Transactions.

CMR Associates was issued 2,300,000 shares for services in reorganizing the Company and obtaining the software license/business from Japan in December 2001.

CRM subsequently conveyed shares to its principal shareholders as follow in December 2001.
        Marvin Oto              900,000 shares
        Saburo Oto              600,000
        Christina Oto           800,000

        Scott Thomas received 200,000 for services rendered in December 2000.

        Thomas Bojacizgiev received 100,000 shares for services rendered in December 2001.

        Bert Cutler received 400,000 shares for services in agreeing to serve on the Board of the company in December 2001.

     Thomas McCrimmon, (son of Thomas L. McCrimmon)(200,000 shares) Matthew McCrimmon (100,000 shares)and Tina McCrimmon (100,000 shares) were issued shares for services rendered in December 2001.

                                     Part IV

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following exhibits and financial statement schedules are filed as exhibits to this Report:

1. Financial Statements of the Registrant are included under Item 8 hereof as Pages F-1 through F-8.

2. Financial Statement Schedules - None


3. Exhibits:

Exhibit #         Description                                          Location/Page Number
- ---------         -----------------------------------                  -----------------------------------

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

10.22             Articles of Amendment                                Exhibit in 8K filed January 17, 2002
                  changing name to Global
                  Assets & Services, Inc.

10.23             Software License                                     Page __ attached hereto.


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

                                     GLOBAL ASSETS & SERVICES, INC.

                                     By:      /s/ Thomas McCrimmon
                                              ----------------------------------
                                              Thomas McCrimmon, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

     Signature             Title                             Date
     ---------             -----                             ----

/s/ Thomas McCrimmon        President/Director                  April 12, 2002
- --------------------                                         ----------------
Thomas McCrimmon


/s/Bertram Cutler           Secretary/Director                  April 12, 2002
- ------------------                                           ----------------
Bertram Cutler

                                   FORM 10-KSB

                          INDEX OF FINANCIAL STATEMENTS



                                                                          Pages

Auditors Report- Michael Johnson & CO                                        F-1

Balance Sheets                                                               F-2

Statements of Operations                                                     F-3

Statements of Changes in Stockholders Deficit                                F-4

Statements of Cash Flows                                                     F-5

Notes to Financial Statements                                          F-6 - F-8

                        GLOBAL ASSETS AND SERVICES, INC.
                  (Formerly Art, Music and Entertainment, Inc.)
                          (A Development Stage Company)

                              Financial Statements
                                December 31, 2001

                           MICHAEL JOHNSON & CO., LLC
                          Certified Public Accountants
                        9175 East Kenyon Ave., Suite 100
                             Denver, Colorado 80237

Michael B. Johnson C.P.A.                             Telephone:  (303) 796-0099
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s




                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Global Assets and Services, Inc.
Tampa, Florida


We have audited the accompanying balance sheets of Global Assets and Services, Inc., (Formerly Art, Music and Entertainment, Inc.) (a development stage company), as of December 31, 2001, and 2000, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2001 and 2000 and for the period from May 25, 1988 (inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Assets and Services, Inc., (a development stage company) as of December 31, 2001 and 2000 and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000, and the period May 25, 1988 (inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the Note 6 to the financial statements the Company is in the development stage, and will require funds from profitable operations, from borrowings, or from sale of equity securities to execute its business plan. Management's plans in regard to these matters are also described in Note 6. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.


Michael Johnson & Co., LLC
Denver, Colorado
March 26, 2002


                          GLOBAL ASSETS SERVICES, INC.
                   (Formerly Art, Music & Entertainment, Inc.)
                          (A Development Stage Company)
                                 Balance Sheets
                                  December 31,


ASSETS;

Current Assets:
    Cash                                                                              $ 100             $ -
                                                                                  -------------   -------------

        Total Current Assets                                                            100               -
                                                                                  -------------   -------------

TOTAL ASSETS                                                                          $ 100             $ -
                                                                                  =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts Payable and Accrued Liabilities                                       $ 36,162             $ -
                                                                                  -------------   -------------

        Total Current Liabilities                                                    36,162               -
                                                                                  -------------   -------------

Stockholders Equity:
    Common stock, $.001 par value, 100,000,000 shares
        authorized, 7,797,767shares issued and outstanding                            7,797           4,397
        in 2001, 4,397,767 shares outstanding in 2000
    Additional Paid-In Capital                                                      204,566         204,566
    Deficit accumulated during the
      development stage                                                            (248,425)       (208,963)
                                                                                  -------------   -------------
                                                                                  -------------   -------------

        Total Stockholders Equity                                                   (36,062)              -
                                                                                  -------------   -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $ 100             $ -
                                                                                  =============   =============

The accompanying notes are an integral part of these financial statements.
                                      F-2

                        GLOBAL ASSETS AND SERVICES, INC.
                   Formerly Art, Music & Entertainment, Inc.)
                          (A Development Stage Company)
                            Statements of Operations
                                                                                                               May 25,
                                                                                                                 1988
                                                                      Year Ended                             (Inception) to
                                                                      December 31,                            December 31,
                                                                2001                   2000                      2001
                                                                ----                   ----                      ----

Revenue:
    Revenue                                                        $ -                    $ -                     $ 846,545
    (Less) Cost of Sales                                             -                      -                      (336,524)
                                                               -------              ---------                     ---------
Total Income                                                         -                      -                       510,021

Operating Expenses
    Doubtful Accounts                                                -                      -                        34,469
    Consultants Fees                                             3,400                      -                       342,179
    Legal and Accounting Fees                                   36,062                      -                        78,692
    Advertising                                                      -                      -                        14,542
    Interest Expense                                                 -                      -                         8,577
    Telephone                                                        -                      -                        26,242
    Rent                                                             -                      -                        42,670
    Other General Expenses                                           -                      -                       212,452
                                                               -------              ---------                     ---------
Total Expenses                                                  39,462                      -                       759,823
                                                               -------              ---------                     ---------
Net Loss From Operations                                       (39,462)                     -                      (249,802)
                                                               -------              ---------                     ---------
Other Income
      Interest Income                                                -                      -                         4,021
                                                               -------              ---------                     ---------
Net Loss                                                     $ (39,462)                   $ -                    $ (245,781)
                                                               =======              =========                     =========
Per Share Information:

Weighted average number
    of common shares outstanding                             4,426,100              4,397,767
                                                              --------              ---------
Net Gain (Loss) per common share                             $ (0.01)                  *
                                                              ========              =========
* Less than $.01

The accompanying notes are an integral part of these finacila statements.


                        GLOBAL ASSETS AND SERVICES, INC.
                  (Formerly Art, Music and Entertainment, Inc.)
                          (A Development Stage Company)
                          Stockholders' Equity (Defict)





                                                                                                            Deficit
                                          PREFFERED STOCKS            COMMON STOCKS         Additional   Accum. During     Total
                                                                                            Paid-In        Development Stockholders'
                                     # of Shares    Amount        # of Shares    Amount     Capital         Stage          Equity
                                     -----------    ------        -----------    ------     ----------   ------------- -------------


Balance December 31, 1995                    -              -     3,575,268      $ 3,575       $ 87,810      $ (132,399)  $ (41,014)

Issuance for Merger                    693,221     55,556,100        66,533           67            (67)             -   55,556,100

Reverse merger                        (486,754)   (48,675,400)            -            -              -              -  (48,675,400)

Deduction other assets                       -     (6,763,122)            -            -              -              -   (6,763,122)

Loss for year                                -              -             -            -              -        (72,473)     (72,473)
                                       -------     ----------     ---------       ------       --------       --------   -----------
Balance -  December 31, 1996           206,467        117,578     3,641,801        3,642         87,743       (204,872)       4,091
                                       -------     ----------     ---------       ------       --------       --------   -----------
Preferred Stock to Common Stock       (206,467)      (117,578)      755,966          755        116,823              -            -
                                       -------     ----------     ---------       ------       --------       --------   -----------
Loss for year                                -              -             -            -              -         (4,091)      (4,091)
                                       -------     ----------     ---------       ------       --------       --------   -----------
Balance - December 31, 1997                  -              -     4,397,767        4,397        204,566       (208,963)           -
                                       -------     ----------     ---------       ------       --------       --------   -----------
Balance - December 31, 1998                  -              -     4,397,767        4,397        204,566       (208,963)           -
                                       -------     ----------     ---------       ------       --------       --------   -----------
Balance - December 31, 1999                  -              -     4,397,767        4,397        204,566       (208,963)           -
                                       -------     ----------     ---------       ------       --------       --------   -----------
Balance - December 31, 2000                  -              -     4,397,767        4,397        204,566       (208,963)           -
                                       -------     ----------     ---------       ------       --------       --------   -----------
Issuance of stock for services 12/11         -              -     3,400,000        3,400              -              -        3,400
Loss for year                                -              -             -            -              -        (39,462)     (39,462)
                                       -------     ----------     ---------       ------       --------       --------   -----------
Balance - December 31, 2001                  -            $ -     7,797,767      $ 7,797      $ 204,566      $ (248,425)  $ (36,062)
                                       =======     ==========     =========       ======       ========       ========   ===========

The accompanyingnotes are an integral part of these financial statements.


                        GLOBAL ASSETS AND SERVICES, INC.
                  (Formerly Art, Music and Entertainment, Inc.)
                          (A Development Stage Company)
                             Statements of Cash Flow


                                                                                                                     May 25, 1988
                                                                                     Year Ended                     (Inception) to
                                                                                     December 31,                    December 31,
                                                                                2001                2000                 2001
                                                                                ----                ----                 ----

Cash Flows from Operating Activities:

     Net Loss                                                                 $(39,462)                $ -         $ (211,719)

     Adjustments to reconcile net loss to cash used in
        operating activities:
     Issuance of common stock for services                                       3,400                   -              3,400
     Increase in accounts payable                                               36,162                   -              2,100
                                                                                ------               -----          ---------
Net Cash Used by Operating Activities                                              100                   -           (206,219)
                                                                                ------               -----          ----------
Cash Flows from Financing Activities:

Issuance of common stock                                                             -                   -            208,963
                                                                                ------               -----          ----------
Net Cash Provided by Financing Activities                                            -                   -            208,963
                                                                                ------               -----          ----------
Net Increase in Cash & Cash Equivalents                                            100                   -              2,744

Beginning Cash & Cash Equivalents                                                    -                   -                  -
                                                                                ------               -----          ----------
Ending Cash & Cash Equivalents                                                   $ 100                 $ -            $ 2,744
                                                                                ======               =====          ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                                        $ -                 $ -                 $-
                                                                                ======               =====          ==========
     Cash paid for Income Taxes                                                    $ -                 $ -                 $-
                                                                                ======               =====          ==========
NON-CASH TRANSACTIONS
     Common stock issued in exchange for services                              $ 3,400                 $ -            $ 3,400
                                                                                ======               =====          ==========

The accompanying notes are an integral part of these financial statements.
                                      F-5

                        GLOBAL ASSETS AND SERVICES, INC.
                  (Formerly Art, Music and Entertainment, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2001


Note 1 - Organization and Summary of Significant Accounting Policies:

Organization:

Art, Music and Entertainment, Inc. ("Company") (formerly Chatham International, Inc.) was organized originally as Cornerstone Capital, Inc., under the laws of the State of Florida as a corporation on May 25, 1988. On September 22, 1990 the Company changed its name to Chatham International, Inc. On April 5, 1996 the Board of Directors of the Company authorized the name of Company to be changed from Chatham International, Inc. to Art, Music and Entertainment, Inc., in connection with a merger, discussed elsewhere herein, with an entity of the same name. Such change was filed with the Secretary of State of Florida on July 18, 1996. On July 24, 2001 the Board of Directors meet in a special meeting to authorize the name change to Global Assets and Services, Inc.

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


Cash and Cash Equivalents:

The Company considers all highly liquid debt instruments, purchased with an original maturity of three months or less, to be cash equivalents.

Use of Estimates:

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                        GLOBAL ASSETS AND SERVICES, INC.
                  (Formerly Art, Music and Entertainment, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2001




Note 1 - Organization and Summary of Significant Accounting Policies (Cont):


Net Loss Per Share:

Net loss per share is based on the weighted average number of common shares and common shares equivalents outstanding during the period.

Other Comprehensive Income:

The Company has no material components of other comprehensive income (loss), and accordingly, net loss is equal to comprehensive loss in all periods.


Note 2 - Federal Income Taxes:

The Company has made no provision for income taxes because there has been no income generated since 1997 for financial statements or tax purposes.

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

Deferred tax assets
         Net operating loss carryforwards                        $  211,719
         Valuation allowance                                       (211,719)
                                                                 -----------
         Net deferred tax assets                                 $        0
                                                                 ===============

At December 31, 2001, the Company had net operating loss carryforwards of approximately $211,719 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2010.

Note 3 - Capital Stock Transactions:

The authorized capital stock of the Company is 100,000,000 shares of common stock at $.001 par value. During the period ended December 31, 2001, the Company issued 756,064 shares of common stock for compensation for consulting fees.

                        GLOBAL ASSETS AND SERVICES, INC.
                  (Formerly Art, Music and Entertainment, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2001



Note 4 - Segment Information:

Global Assets and Services, Inc. operates primarily in a single operating segment, the asset management and capital raising business.

Note 5 - Cancellation of Preferred Stock:

The Company renegotiated in January 1997 with the former owners of the various assets acquired by the respective classes of convertible preferred stock, culminating in October 1997 with the exchange of all of the classes of issued preferred stock for restricted common shares of the Company.

Note 6 - Going Concern:

The financial statements of the Company have been presented on the basis that they are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company' current liabilities exceed current assets by $2,000 and the Company has an accumulated deficit at December 31, 2001 of $211,719.

The future success of the Company is likely dependent on its ability to attain additional capital, or to find an acquisition to add value to its present shareholders and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.