Form 10KSB/A
period 2001-12-31
GLOBAL ASSETS & SERVICES INC
filed 2002-05-10
CIK 876158

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB/A


                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the fiscal year ended:  December 31, 2001

Commission File number:  33-41063-A and 000-30145

                         GLOBAL ASSETS & SERVICES, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

                            S.D.E. Holdings 3, Inc.
                             ----------------------
                                (Merged Entity)

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

                           ______ Yes       ____X___ No

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

On December 20, 2001, Global Assets & Services, Inc. completed a Share Purchase Agreement with shareholders of S.D.E. Holdings 3 Inc. in which Global Assets & Services, Inc., a Florida corporation, acquired all 500,000 shares outstanding of the Registrant for the purposes of accomplishing a Merger of S.D.E. Holdings 3 Inc. and Global Assets & Services, Inc. The Merger was subsequently completed on December 20, 2001.

On December 20, 2001, Global Assets & Services, Inc. executed its Plan of Merger and Articles of Merger with S.D.E. Holdings 3 Inc. whereby it acquired 100% of the outstanding stock of S.D.E. Holdings 3 Inc. and merged with S.D.E. Holdings 3 Inc. All outstanding shares of S.D.E. Holdings 3 Inc. were retired in the merger. Global Assets & Services, Inc. is the surviving company.



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

                                     Part IV

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following exhibits and financial statement schedules are filed as exhibits to this Report:

1. Financial Statements of the Registrant are included under Item 8 hereof as Pages F-1 through F-8.

2. Financial Statement Schedules - None

3. Financial Statements of S.D.E. Holdings 3, Inc. (Merger constituent with Registrant). For transitional period ended December 31, 2001.


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

10.22             Articles of Amendment                                Exhibit in 8K filed January 17, 2002
                  changing name to Global
                  Assets & Services, Inc.

10.23             Software Letter of Intent                            Attached hereto.

10.24             Articles of Merger (Nevada)                          Attached hereto.

10.25             Articles of Merger (Florida)                         Attached hereto



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

                                     GLOBAL ASSETS & SERVICES, INC.

                                     By:      /s/Thomas McCrimmon
                                              ----------------------------------
                                              Thomas McCrimmon, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

     Signature             Title                             Date
     ---------             -----                             ----

 /s/Thomas McCrimmon        President/Director                  May 9, 2002
- --------------------                                         ----------------
Thomas McCrimmon


/s/Bertram Cutler           Secretary/Director                  May 9, 2002
- ------------------                                           ----------------
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

                          (A Development Stage Company)
                              FINANCIAL STATEMENTS
                        For Year Ended February 28, 2001
                     and Ten-Months Ended December 31, 2001

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s






                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
S.D.E. Holdings 3, Inc.
Boulder, CO

We have audited the accompanying balance sheets of S.D.E. Holdings 3, Inc., (a development stage company), as of February 28, 2001 and the ten-months ended December 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for the year ended February 28, 2001 and the ten-months ended December 31, 2001 and for the period from January 19, 2000 (inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of S.D.E. Holdings 3, Inc., (a development stage company) as of February 28, 2001, and the ten-months ended December 31, 2001 and the results of their operations and their cash flows for the year ended February 28, 2001, and the ten-months ended December 31, 2001, and the period January 19, 2000 (inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States.

The financial statements for the period ended February 29, 2000 and the period January 19, 2000 (inception) to February 29, 2000, were audited by other accountants, whose report dated March 10, 2000, expressed an unqualified opinion on those statements. They have not performed any auditing procedures since that date.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the Note 5 to the financial statements the Company is in the development stage, and will require funds from profitable operations, from borrowings, or from sale of equity securities to execute its business plan. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Michael Johnson & Co., LLC
Denver, Colorado
April 4, 2002

/s/Michael Johnson & Co., LLC

                             S.D.E. HOLDINGS, INC.
                          A Development Stage Company)
                                 Balance Sheets



                                                                            Period             Year           Period
                                                                             Ended             Ended           Ended
                                                                           December 31,      February 28,    February 29,
                                                                             2001              2001            2000
                                                                         --------------    --------------   ------------

ASSETS;

Current Assets:
    Cash                                                                      $ -               $ -   -         $ -  -            -
                                                                         --------------    --------------   ------------

        Total Current Assets                                                             -                -              -
                                                                         --------------    --------------   ------------

TOTAL ASSETS                                                                  $ -               $ -   -         $ -  -            -
                                                                         ==============    ==============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts Payable - Related Party                                              $ 20              $ 20           $ 20
                                                                         --------------    --------------   ------------

        Total Current Liabilities                                                     20                20            20
                                                                         --------------    --------------   ------------

Stockholders Equity:
    Common stock, $.001 par value, 25,000,000 shares
        authorized, 1,000,000 shares issued and outstanding                       1,000            1,000          1,000
    Stock subscription receivable                                                  (800)             (800)         (800)
    Deficit accumulated during the
      development stage                                                            (220)             (220)         (220)
                                                                         --------------    --------------   ------------
                                                                         --------------    --------------   ------------

        Total Stockholders Equity                                                    (20)              (20)          (20)
                                                                         --------------    --------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ -               $ -   -         $ -  -            -
                                                                         ==============    ==============   ============

The accompanying notes are an integral part of these financial statements.


                            S.D.E. HOLDINGS 3, INC.
                         ( A Development Stage Company)
                            Statements of Operations





                                                                                                              January 19,
                                                  Ten-Months             Year               Period                2000
                                                    Ended               Ended                Ended           (Inception) to
                                                   December 31,      February 28,        February 29,         December 31,
                                                     2001                2001                2000                 2001
                                                ---------------     ---------------      --------------      ---------------

Revenue:
    Revenue                                           $ -                 $ -                 $ -                  $ -
                                                ---------------     ---------------      --------------      ---------------

Total Income                                                 -                   -                   -                    -
                                                ---------------     ---------------      --------------      ---------------

Operating Expenses
    General and Administrative                               -                   -                 220                  220
                                                ---------------     ---------------      --------------      ---------------

Total Expenses                                               -                   -                 220                  220
                                                ---------------     ---------------      --------------      ---------------

Net Loss                                              $ -                 $ -               $ (220)              $2(220)
                                                ===============     ===============      ==============      ===============

Per Share Information:

Weighted average number
    of common shares outstanding                     1,000,000           1,000,000              83,333
                                                ---------------     ---------------      --------------

Net Gain (Loss) per common share                      *                   *                    *
                                                ===============     ===============      ==============

* Less than $.01

The accompanying notes are an integral part of these financial statements.


S.D.E. HOLDINGS 3, INC.
(A Development Stage Company)
Stockholders' Equity (Deficit)





                                                                                                           Deficit
                                              COMMON STOCKS              Additional                       Accum. During       Total
                                                                          Paid-In         Subscription     Development Stockholders'
                                        # of Shares       Amount          Capital          Receivable       Stage             Equity
                                        -----------       ------          -------          ----------       -----             ------


Balance - January 19, 2000                         -           $ -              $ -             $ -              $ -            $ -

Issuance for cash 2/21/00                  1,000,000         1,000                -            (800)               -            200

Loss for Period                                    -             -                -                             (220)          (220)
                                           ---------        ------              ---          ------             ----            ----
Balance -  February 29, 2000               1,000,000         1,000                -            (800)            (220)           (20)
                                           ---------        ------              ---          ------             ----            ----
Loss for year                                      -             -                -               -                -               -
                                           ---------        ------              ---          ------             ----            ----
Balance -  February 28, 2001               1,000,000         1,000                -            (800)            (220)           (20)
                                           ---------        ------              ---          ------             ----            ----
Loss for period                                    -             -                -               -                -               -
                                           ---------        ------              ---          ------             ----            ----
Balance -  December 31, 2001               1,000,000       $ 1,000              $ -          $ (800)          $ (220)         $ (20)

The accompanying notes are an integral part of these financial statements.


                            S.D.E. HOLDINGS 3, INC.
                         (A Development Stage Company)
                            Statements of Cash Flow

                                Indirect Method





                                                                                                                      January 19,
                                                                    Period            Year             Period             2000
                                                                    Ended            Ended             Ended         (Inception) to
                                                                   December 31,     February 28,      February 29,    December 31,
                                                                     2001             2001              2000              2001
                                                                 -------------    -------------     -------------    ---------------

Cash Flows from Operating Activities:

     Net Loss                                                         $ -              $ -          $ (220)             $ (220)
     Accounts payable                                                   -                -              20                  20
                                                                 -------------    -------------     -------------    ---------------

Net Cash Used by Operating Activities                                   -                -            (200)                (200)
                                                                 -------------    -------------     -------------    ---------------

Cash Flows from Financing Activities:

Issuance of common stock                                                -                -             200                  200
                                                                 -------------    -------------     -------------    ---------------

Net Cash Provided by Financing Activities                               -                -             200                  200
                                                                 -------------    -------------     -------------    ---------------

Net Increase in Cash & Cash Equivalents                                 -                -                 -                    -

Beginning Cash & Cash Equivalents                                       -                -                 -                    -
                                                                 -------------    -------------     -------------    ---------------

Ending Cash & Cash Equivalents                                        $ -              $ -               $ -               $    -
                                                                 =============    =============     =============    ===============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                           $ -              $ -               $ -               $    -
                                                                 =============    =============     =============    ===============
     Cash paid for Income Taxes                                       $ -              $ -               $ -               $    -
                                                                 =============    =============     =============    ===============


The accompanying notes are an integral part of these financial statements.

                             S.D.E. HOLDINGS 3, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2001


Note 1 - Organization and Summary of Significant Accounting Policies:

Organization:

S.D.E. Holdings 3, Inc. (the "Company"), (a development stage company), was organized under the laws of the State of Nevada on January 19, 2000. The fiscal year end is the last day of February.

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

Basis of Accounting:

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

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

                             S.D.E. HOLDINGS 3, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2001



Note 1 - Organization and Summary of Significant Accounting Policies (Cont):


Other Comprehensive Income

The Company has no material components of other comprehensive income (loss), and accordingly, net loss is equal to comprehensive loss in all periods.


Note 2 - Federal Income Taxes:

The Company has made no provision for income taxes because there have been no operations to date causing income for financial statement or tax purposes.

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

Deferred tax assets
         Net operating loss carryforwards                      $         220
         Valuation allowance                                            (220)
                                                               --------------
         Net deferred tax assets                               $           0
                                                               ===============

At December 31, 2001, the Company had net operating loss carryforwards of approximately $220 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2010.

Note 3 - Capital Stock Transactions:

The authorized capital stock of the Company is 25,000,000 shares of common stock at $.001 par value. During the period ended December 31, 2001, the Company issued no shares of common stock.

                             S.D.E. HOLDINGS 3, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2001



Note 4 - Segment Information:

S.D.E. Holdings 3, Inc. operates primarily in a single operating segment, the capital raising business.

Note 5 - Going Concern:

The financial statements of the Company have been presented on the basis that they are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no assets and an accumulated deficit at December 31, 2001 of $220.

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

Exhibit 10.1
                              ARTICLES OF MERGER
                                       OF
                         GLOBAL ASSETS & SERVICES, INC.
                             (A Florida corporation)
                                       and
                             S.D.E. HOLDINGS 3 INC.
                             (A Nevada corporation)

     The Undersigned, being President of Global Assets & Services, Inc., a Florida corporation (Parent), and the President of S.D.E. Holdings 3 Inc., a Nevada corporation (subsidiary) (collectively "the constituent entities"), hereby certify as follows:

         1. Pursuant to NRS 92A.180(a), a Plan of Merger has been approved by the board of directors of Global Assets & Services, Inc., a Florida corporation, and S.D.E. Holdings 3 Inc., a Nevada corporation.

         2. The approval of shareholders of the Constituent Entities of Global Assets & Services, Inc. and S.D.E. Holdings 3 Inc. is not required under NRS 92A.180(1) or Florida Statutes for either company.

         3. Pursuant to NRS 92A.180(1), Global Assets & Services, Inc., a Florida corporation, (parent corporation) and owner of 100% of the issued and outstanding shares of S.D.E. Holdings 3 Inc., a Nevada corporation (subsidiary), has adopted a Resolution to merge the subsidiary S.D.E. Holdings 3 Inc. into Global Assets & Services, Inc.

         4.    No Notice is necessary under NRS 92A.180(3).

         5. No share conversion will occur. All outstanding shares of Global Assets & Services, Inc. will remain issued and outstanding without change. All shares of SDE Holdings, Inc. are retired concurrent with merger.

         6. Parent, Global Assets & Services, Inc. owns 100% of the issued and outstanding stock of subsidiary SDE Holding, Inc. immediately prior to this merger.

         7. The complete and executed Plan of Merger is on file at the Registered Offices of the corporation at 3816 W. Linebaugh Ave., Suite 200, Tampa, FL 33624

         8.    The  effective  date  hereof   complies  with  Colorado   Revised
               Statutes.

         9. There are no amendments to the Articles of Incorporation of Parent, Global Assets & Services, Inc.

         This merger is pursuant to Florida Statutes.

                  Effective this 19th day of December, 2001.

Global Assets & Services, Inc.                 S.D.E. Holdings 3 Inc.
a Florida corporation                          a Nevada corporation


By:  /s/ Thomas McCrimmon                      By:  /s/ M.A. Littman
     -----------------------------                  ----------------------------
Thomas McCrimmon, President/Secy                    Attorney in Fact for Scott
(Printed Name)                                      Deitler, President
                                                    (Printed Name)


State of Florida            )
                            ) ss.
County of Hillsborough      )

         On this 19th day of December, 2001, before me, a Notary Public, personally appeared Thomas McCrimmon, President of Global Assets & Services, Inc. and executed on this date the foregoing instrument for the purposes therein contained, by signing on behalf of the above named corporation as a duly authorized director and officer.

         IN WITNESS WHEREOF, I have hereunto set my hand and official seal.

                                            /s/ Mary Fratto
                                            ------------------------------
                                            Notary Public
                                            Residing at __________________
                                            Commission NO. CC891535
SEAL
                                            My Commission Expires:  12/27/03

State of Colorado            )
                             ) ss.
County of Jefferson          )

     On this 20th day of December, 2001, before me, a Notary Public, personally appeared M.A. Littman as attorney in fact for Scott Deitler, President of S.D.E. Holdings 3 Inc. and executed on this date the foregoing instrument for the purposes therein contained, by signing on behalf of the above named corporation as a duly authorized director and officer.

         IN WITNESS WHEREOF, I have hereunto set my hand and official seal.

                                            /s/ Jodie L. Ball
                                            ------------------------------
                                            Notary Public
                                            Residing at:  7609 Ralston Road
                                                          Arvada, CO  80002

SEAL
                                            My Commission Expires:

                                                   6/16/03
                                            ------------------------

Exibit 10.2                   ARTICLES OF MERGER
                                       OF
                         GLOBAL ASSETS & SERVICES, INC.
                             (A Florida Corporation)
                                       AND
                              SDE HOLDINGS 3, INC.
                             (A Nevada Corporation)

     The Undersigned, being, the President of Global Assets & Services, Inc. a Florida corporation, hereby certify as follows:

         1. A merger has been approved by the boards of directors of Global Assets & Services, Inc. a Florida corporation and its, wholly owned subsidiary, SDE Holdings 3, Inc. a Nevada corporation, by resolutions.
         2. Global Assets & Services, Inc. is the Parent and SDE Holdings 3, Inc. is the wholly owned subsidiary.
         3. No vote of Shareholders is necessary because 100% of the outstand-ing shares of SDE Holdings 3, Inc. consisting of 10,000 common shares are owned by Global Assets & Services, Inc. and

                  a) The corporation, Global Assets & Services, Inc. is the sole survivor and the name of the corporation will be Global Assets & Services, Inc.
                  b) The Articles of Incorporation of the surviving corporation will not differ from Articles of Incorporation prior to merger
                  c) Each shareholder of the corporation whose shares were outstanding immediately before the effective date of the merger will hold the same number of shares, with identical designations, preferences, limitations and relative rights immediately after the effective date of the merger.
                  d) The voting power of the number of shares outstanding immediately after the merger will not be changed from that existing prior to the merger since no shares are being issued as a result of the merger.
                  e) The number of participating shares outstanding immediately after the merger is the same as immediately before the merger and there will be no change in shares.
                  f) The Board of Directors of each corporation has adopted a resolution approving the Plan of Merger, which is attached hereto as Exhibit A.

         4. The merger shall be effective on December 20, 2001 or as soon thereafter as the Articles of Merger are filed with the Secretary of State of Florida.

Global Assets & Services, Inc.

by:  /s/ Thomas McCrimmon
     ---------------------------
     President

                  * * * * * * * * * * * * * * * * * * * * * * *

State of  Florida                    )
          --------------------------
                                     ) ss.
County of Hillsborough               )
          --------------------------

         On this 19th day of December, before me, a Notary Public, personally appeared Thomas McCrimmon, President of Global Assets & Services, Inc., and executed on this date the foregoing instrument for the purposes therein contained, by signing on behalf of the above named corporations as a duly authorized officer.

         INWITNESS WHEREOF, I have hereunto set my hand and official seal.


                                     /s/ Mary Fratt
                                     ------------------------------------
                                     Notary Public

                                     Residing at: ____________________
                                     Commission No. CC891535

                                     My Commission expires December 27, 2003